Form 10QSB
period 2004-03-31
MONADNOCK COMMUNITY BANCORP INC
filed 2004-06-25
CIK 1283899

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
 --------               THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
 --------               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                       COMMISSION FILE NUMBER: [000-50810]

                        MONADNOCK COMMUNITY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

FEDERAL                                           42-1634975
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

ONE JAFFREY ROAD, PETERBOROUGH, NH                       03458
(Address of principal executive office)               (Zip Code)

                                  (603)924-9654
              (Registrant's telephone number, including area code)

Indicate by check whether the registrant: (1)has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes      No  X*
                       ---     ---

Indicate by check whether the registrant is an accelerated filer (as defined in
Rule 12b-2 of the Exchange Act). Yes      No  X*
                                     ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value - no shares outstanding as of June 25, 2004.*

* The registrant's Registration Statement on Form SB-2 was declared effective on May 13, 2004.


                                            FORM 10-QSB

                                 MONADNOCK COMMUNITY BANCORP, INC.

                                         TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                                       PAGE

Item 1:   Financial Statements (Unaudited)

          Monadnock Community Bancorp, Inc. (the "Company") was formed to serve as the stock holding company for Monadnock Community Bank (the "Bank") as part of the Bank's reorganization into a mutual holding company structure. As of the date hereof, the Bank has not completed its reorganization, and accordingly, the Company has not yet issued any stock, has no assets or liabilities, and has not conducted any business other than that of an organizational nature. For a further discussion of the Company's formation and operations, see the Company's Registration Statement on Form SB-2, as amended, initially filed on March 19, 2004 and declared effective on May 13, 2004 (File
          Number 333-113783). Based upon the foregoing, the Unaudited Interim
          Financial Statements filed as a part of this quarterly report are those of the Bank as follows:

          Statements of Financial Condition as of March 31, 2004
             and December 31, 2003                                                      1

          Statements of Income for the Three Months Ended March 31,
             2004 and 2003                                                              2

          Statements of Cash Flows for the Three Months Ended
             March 31, 2004 and 2003                                                    3

          Selected Notes to Financial Statements                                        4

Item 2:   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                  6

Item 3:   Quantitative and Qualitative Disclosures
             About Market Risk                                                         12

Item 4:   Controls and Procedures                                                      13

PART II. OTHER INFORMATION

Item 1:   Legal Proceedings                                                            13
Item 2:   Changes in Securities, Use of Proceeds and
             Issuer Purchases of Equity Securities                                     13
Item 3:   Defaults upon Senior Securities                                              14
Item 4:   Submission of Matters to a Vote of
             Security Holders                                                          14
Item 5:   Other Information                                                            14
Item 6:   Exhibits and Reports on Form 8-K                                             14

SIGNATURES                                                                             14

                                               MONADNOCK COMMUNITY BANK
                                           STATEMENTS OF FINANCIAL CONDITION
                                                      (UNAUDITED)

---------------------------------------------------------------------------------------------------------------
                                                                         MARCH 31,            DECEMBER 31,
ASSETS                                                                       2004                 2003
Cash and due from banks                                               $         511,172     $         441,782
Federal Home Loan Bank overnight deposit                                        150,511             1,315,455

Interest-bearing demand deposits with other banks                                37,989                65,386
                                                                      -------------------   -------------------
               Total cash and cash equivalents                                  699,672             1,822,623
Interest-bearing time deposit in other bank                                     100,000               100,000

Investments in available-for-sale securities (at fair value)                 11,536,018            10,073,066
Federal Home Loan Bank stock, at cost                                           485,300               485,300

Loans, net of allowance for loan losses of
     $320,802 and $319,592 as of March 31, 2004
     and December 31, 2003, respectfully                                     31,375,493            30,728,184
Premises and equipment                                                          191,868               188,622
Other real estate owned                                                          12,500                12,500
Accrued interest receivable                                                     148,239               124,299
Other assets                                                                    252,917               205,740
                                                                      -------------------   -------------------
               Total assets                                           $      44,802,007     $      43,740,334
                                                                      ===================   ===================
LIABILITIES AND EQUITY

Deposits:

    Noninterest-bearing                                               $       2,204,284     $       2,103,332
    Interest-bearing                                                         31,348,355            32,328,201
                                                                      -------------------   -------------------
               Total deposits                                                33,552,639            34,431,533
Federal Home Loan Bank advances                                               8,671,065             6,746,550
Other liabilities                                                                50,967                79,259
                                                                      -------------------   -------------------
               Total liabilities                                             42,274,671            41,257,342
                                                                      -------------------   -------------------
Equity:

    Retained earnings                                                         2,567,405             2,551,055
    Accumulated other comprehensive loss                                        (40,069)              (68,063)
                                                                      -------------------   -------------------
               Total equity                                                   2,527,336             2,482,992
                                                                      -------------------   -------------------
               Total liabilities and equity                           $      44,802,007     $      43,740,334
                                                                      ===================   ===================


The accompanying notes are an integral part of these financial statements.

                                                           2


                                            MONADNOCK COMMUNITY BANK
                                              STATEMENTS OF INCOME
                                                   (UNAUDITED)

 --------------------------------------------------------------------------------------------------------------
                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                          -------------------------------------
                                                                                 2004              2003
                                                                          -----------------  ------------------
Interest and dividend income:
    Interest and fees on loans                                             $      438,643     $       322,187
    Interest on investments-taxable                                                73,109             160,448
    Other interest income                                                           3,972               5,155
                                                                           ----------------   -----------------
         Total interest and dividend income                                       515,724             487,790
                                                                           ----------------   -----------------
Interest expense:

    Interest on deposits                                                          126,410             159,074
    Interest on Federal Home Loan Bank advances                                    54,846              61,612
                                                                           ----------------   -----------------
         Total interest expense                                                   181,256             220,686
                                                                           ----------------   -----------------
         Net interest and dividend income                                         334,468             267,104
(Benefit) provision for loan losses
                                                                           ----------------   -----------------
         Net interest and dividend income after (benefit) provision for
         loan losses                                                              334,468             267,104
                                                                           ----------------   -----------------
Other income:

     Net gain on sales of available-for-sale securities                                                34,507

     Service charges on deposits                                                   13,775              14,088
     Gain on sale of loans, net                                                     8,704
     Loan commissions                                                               8,692              14,844
     Other income                                                                   8,112               6,545
                                                                           ----------------   -----------------
         Total other income                                                        39,283              69,984
                                                                           ----------------   -----------------
Other expense:

    Salaries and employee benefits                                                193,382             181,761
    Occupancy expense                                                              25,599              23,945
    Equipment expense                                                              36,221              33,290
    Blanket bond insurance                                                          5,485               8,367
    Professional fees                                                              22,373              11,152
    Supplies and printing                                                           4,751               7,414
    Telephone expense                                                               6,681               7,575
    Marketing expense                                                               4,342              17,061
    Postage expense                                                                 6,189               4,255
    Other expense                                                                  43,955              29,705
                                                                           ----------------   -----------------
         Total other expense                                                      348,978             324,525
                                                                           ----------------   -----------------
         Income before income tax expense                                          24,773              12,563
Income tax expense                                                                  8,423               4,417
                                                                           ----------------   -----------------
         Net income                                                        $       16,350     $         8,146
                                                                           ================   =================


                  The accompanying notes are an integral part of these financial statements




                                                 MONADNOCK COMMUNITY BANK
                                                 STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                    -------------------------------------
                                                                                          2004                 2003
                                                                                    -----------------   -----------------
Cash flows from operating activities:                                                  $    16,350        $     8,146
Net income

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

     Net gain on sales of available-for-sale securities                                                       (34,507)
     Net amortization of securities                                                         12,806            427,808
     Change in deferred loan origination costs, net                                         (9,185)           (10,093)
     Gain on sale loans, net                                                                (8,704)
     Depreciation and amortization                                                          14,578             14,857
     (Increase) decrease in accrued interest receivable                                    (23,940)            16,462
     (Increase) decrease in other assets                                                   (79,246)             7,043
     Decrease in loan servicing rights and interest-only strips                                771              2,172
     Decrease in prepaid expenses                                                            1,769              4,362
     Decrease (increase) in taxes receivable                                                11,166             (3,657)
     Decrease in accrued expenses                                                          (10,867)            (4,937)
     Increase in accrued interest payable                                                      520                525
     Decrease in other liabilities                                                         (17,945)           (13,114)
                                                                                    -----------------   -----------------
Net cash (used in) provided by operating activities                                        (91,927)           415,067
                                                                                    -----------------   -----------------
Cash flows from investing activities:

     Purchase of available-for-sale securities                                          (2,218,842)        (5,926,265)
     Proceeds from sales of available-for-sale securities                                                   3,574,491
     Proceeds from maturities of available-for-sale securities                             789,440          1,671,185
     Loan originations and principal collections, net                                     (764,999)          (938,773)
     Recoveries of previously charged off loans (chargeoffs)                                 1,209             (1,000)
     Proceeds from sales of loans                                                          134,371
     Capital expenditures - premises and equipment                                         (17,824)           (29,354)
     Increase in repossessed assets                                                                            (3,430)
                                                                                    -----------------   -----------------
Net cash used in investing activities                                                   (2,076,645)        (1,653,146)
                                                                                    -----------------   -----------------
Cash flows from financing activities:

     Net (decrease) increase in demand deposits, savings and NOW deposits                 (393,304)           115,352
     Net decrease in time deposits                                                        (485,590)          (413,156)
     Long-term advances from Federal Home Loan Bank                                      1,924,515          1,500,000
     Payments on long-term advances from Federal Home Loan Bank                                              (500,000)
                                                                                    -----------------   -----------------
Net cash provided by financing activities                                                1,045,621            702,196
                                                                                    -----------------   -----------------
     Net decrease in cash and cash equivalents                                          (1,122,951)          (535,883)
     Cash and cash equivalents at beginning of period                                    1,822,623          1,268,615
                                                                                    -----------------   -----------------
     Cash and cash equivalents at end of period                                        $   699,672        $   732,732
                                                                                    =================   =================
Supplemental disclosures:

     Interest paid                                                                     $   180,736        $   220,162
     Income taxes (received) paid                                                           (2,743)             8,074


                           The accompanying notes are an integral part of these financial statements

                                                                 4

                            MONADNOCK COMMUNITY BANK
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: Monadnock Community Bancorp, Inc. (the "Company") is being formed in connection with the mutual holding company reorganization of Monadnock Community Bank (the "Bank"). The Company's sole subsidiary, the Bank, is a federally chartered savings bank, which provides retail and commercial banking services to individuals and business customers from its office in Peterborough, New Hampshire.

BASIS OF PRESENTATION: The financial statements presented in this quarterly report include the accounts of the Bank. The financial statements of the Bank have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2004. In the opinion of the Company's management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made.

The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2004. Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. Therefore, these financial statements and notes thereto should be read in conjunction with a reading of the financial statements and notes included in the Registration Statement on Form SB-2 filed by the Company with the Securities and Exchange Commission (File Number 333-113783), as amended, initially filed on March 19, 2004, and declared effective on May 13, 2004 ("Registration Statement").

USE OF ESTIMATES: The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements and thus actual results could differ from the amounts reported and disclosed herein. The Company considers the allowance for loan losses and the amortization of loan purchase premiums to be critical accounting estimates.

At March 31, 2004, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's Registration Statement.

NOTE 2 - ADOPTION OF PLAN OF MUTUAL HOLDING COMPANY REORGANIZATION AND STOCK ISSUANCE

On March 11, 2004, the Board of Directors adopted a plan of mutual holding company reorganization and stock issuance pursuant to which the Company will sell a minority interest of its common stock to eligible depositors of the Bank in a subscription offering and, if necessary, to the general public if a community or a syndicated community offering is held. The majority of the common stock will be owned by Monadnock Mutual Holding Company, the parent holding company for the Company.

Pursuant to regulations of the Office of Thrift Supervision (the "OTS") the Company will not initiate any action within the term of its three year business plan in the furtherance of payment of a special distribution or return of capital to stockholders of the Company.

The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

A savings institution that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least thirty days before making a capital distribution. A savings institution must file an application for prior approval of a capital distribution if: (i) it is not eligible for expedited treatment under the applications processing rules of the OTS; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings bank's net income for that year to date plus the institution's retained net income for the preceding two years; (iii) it would not adequately be capitalized after the capital distribution; or (iv) the distribution would violate an agreement with the OTS or applicable regulators.

A liquidation account will not be established since the Bank's members retain their rights as members of the mutual holding company.

The Bank will be required to file a capital distribution notice or application with the OTS before paying any dividend to the Company. However, capital distributions by the Company, as a savings and loan holding company, will not be subject to the OTS capital distribution rules.

The OTS may disapprove a notice or deny an application for a capital distribution if (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

Costs, including underwriting discounts, if any, to complete the stock offering are expected to be deferred and deducted from the proceeds from the sale of capital stock. If the stock offering is not completed, all costs incurred will be charged to expense. Deferred costs aggregated $ 79,034 as of March 31, 2004 and are included in other assets in the March 31, 2004 Statement of Financial Condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-QSB contains forward-looking statements, which are based on assumptions and describe future plans, strategies and expectations of the Company and the Bank. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words. Our ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, economic conditions in the state of New Hampshire, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, fiscal policies of the New Hampshire State Government, the quality or composition of our loan or investment portfolios, demand for loan products, competition for and the availability of, loans that we purchase for our portfolio, deposit flows, competition, demand for financial services in our market areas and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not rely too much on these statements.

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 2003 TO MARCH 31, 2004

GENERAL. Our total assets increased by $1.1 million, or 2.5%, to $44.8 million at March 31, 2004 compared to $43.7 million at December 31, 2003. The increase primarily reflected growth in our investment securities of $1.4 million to $11.5 million from $ 10.1 million and in our net loan portfolio of $700,000 to $31.4 million from $30.7 million. To fund the increase in assets, Federal Home Loan Bank advances increased by $2.0 million to $8.7 million from $6.7 million offset by a decrease in deposits of $800,000 to $33.6 million from $34.4 million.

ASSETS. Our net loan portfolio increased $700,000, or 2.3%, from $30.7 million at December 31, 2003 to $31.4 million at March 31, 2004. The largest increase was in commercial real estate loans, due to the favorable lower market interest rates. These loans increased $600,000, or 7.1%, to $9.0 million from $8.4 million. In addition, one-to-four-family residential loans increased $200,000 to $16.7 million from $16.5 million. The commercial business loan portfolio decreased $400,000 to $2.7 million from $3.1 million.

Cash and cash equivalents decreased $1.1 million, or 61.1%, to $700,000 at March 31, 2004 from $1.8 million at December 31, 2003 due to the purchase of securities and the increase in total loans which was partially offset by decreases in deposits. Our interest-bearing deposits in other financial institutions decreased $1.2 million to $300,000 at March 31, 2004 from $1.5 million at December 31, 2003. The decrease was primarily due to the purchasing of securities and to loan growth.

Our investment portfolio increased $1.4 million to $11.5 million at March 31, 2004 from $10.1 million at December 31, 2003. The increase was due to the purchase of mortgage-backed securities in the amount of $2.2 million, partially offset by paydowns of $800,000 in the current portfolio.

DEPOSITS. Our total deposits decreased $800,000, or 2.3%, to $33.6 million at March 31, 2004 from $34.4 million at December 31, 2003. Interest-bearing deposits decreased $1.0 million, to $31.3 million from $32.3 million, and non-interest-bearing deposits increased $100,000, to $2.2 million from $2.1 million.

BORROWINGS. Additional Federal Home Loan Bank advances were obtained to offset the decrease in deposits and fund investment security purchases and loan growth. Federal Home Loan Bank advances increased $2.0 million to $8.7 million at March 31, 2004 from $6.7 million at December 31, 2003. We used the increased borrowings for the funding of loans and as part of our capital and interest rate risk management strategies.

EQUITY. Total equity increased by $44,000, or 2.0%, to $2.5 million at March 31, 2004 from less than $2.5 million at December 31, 2003. Our equity to assets ratio was 5.6% at March 31, 2004 compared to 5.7% at December 31, 2003. The decrease in our equity to assets ratio was primarily a result of our asset growth. Total equity increased as a result of net income of $16,000 for the three months ended March 31, 2004 and an unrealized increase in the market value of available-for-sale securities of $28,000. This adjustment to equity is net of deferred taxes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003.

GENERAL. We recorded net income of $16,000 for the three months ended March 31, 2004 and $8,000 for the three months ended March 31, 2003. Our profit for the three months ended March 31, 2004 was partially attributable to a gain on the sale of loans in the amount of $9,000; and a profit would not have been realized for the three months ended March 31, 2003 without a gain on the sale of securities in the amount of $35,000. These types of earnings may not recur or, if recurring, will likely be modest.

NET INTEREST INCOME. Net interest income increased $68,000, or 25.5%, to $335,000 for the three months ended March 31, 2004 compared to $267,000 for the three months ended March 31, 2003, reflecting a $28,000, or 5.7%, increase in interest income, and a $40,000, or 18.1%, decrease in interest expense. Our interest rate spread increased to 2.9% for the three months ended March 31, 2004 compared to 2.4% for the three months ended March 31, 2003, reflecting a significant change in asset mix due to increased funding of fixed-rate residential real estate loans and reduced yields on adjustable rate mortgage-backed securities, partially offset by lower levels of rates paid on deposits and Federal Home Loan Bank advances. In addition, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 110.7% for the three months ended March 31, 2004 compared to 108.9% for the three months ended March 31, 2003.

INTEREST INCOME. Total interest income increased by $28,000, or 5.7%, to $516,000 for the three months ended March 31, 2004 from $488,000 for the three months ended March 31, 2003. The increase was primarily the result of the increase in loans, particularly one-to-four family mortgages, partially offset by lower rate mortgage-backed securities. Our average loan portfolio balance grew by $12.4 million to $31.4 million for the three months ended March 31, 2004 from $19.0 million for the three months ended March 31, 2003. Interest earned on total loans for the three months ended March 31, 2004 was $439,000 compared to $322,000 for the three months ended March 31, 2003. The average yield on total loans decreased to 5.6% for the three months ended March 31, 2004 compared to 6.8% for the three months ended March 31, 2003, primarily due to a general decrease in the market rates of interest.

Interest income on investment securities, Federal Home Loan Bank stock and interest-bearing deposits with other financial institutions decreased $89,000, or 53.6%, for the three months ended March 31, 2004 to $77,000 from $166,000 for the three months ended March 31, 2003. The change was a result of a decrease in the average balance of the securities portfolio of $9.7 million to $12.2 million for the three months ended March 31, 2004 from $21.9 million for the three months ended March 31, 2003, combined with a decrease in the overall average yield on total investments to 2.5% for the three months ended March 31, 2004 as compared to 3.1% for the three months ended March 31, 2003. During 2003, we sold high yielding mortgage-backed securities at gains, to fund loans and to avoid expected prepayments on the securities resulting from the lower interest rate environment.

INTEREST EXPENSE. The decrease in interest expense of $40,000 for the three months ended March 31, 2004 was primarily due to the lower interest rates. Average Federal Home Loan Bank advances increased by $300,000 to $7.8 million for the three months ended March 31, 2004 from $7.5 million for the three months ended March 31, 2003. Although average Federal Home Loan Bank advances increased, the lower rates resulted in reduced interest costs of $7,000 as interest expense on Federal Home Loan Bank advances was $55,000 for the three months ended March 31, 2004 compared to $62,000 the previous year. Overall, the average outstanding balance of deposits remained relatively constant, however, average certificate of deposit balances decreased by $2.4 million to $14.4 million for the three months ended March 31, 2004 from $16.8 million for the year ended March 31, 2003. The average yield on interest bearing liabilities decreased from 2.3% at March 31, 2003 to 1.8% at March 31, 2004, due primarily to the lower market rates of interest on the new fundings. Additional borrowings and increases in interest bearing liabilities were used to fund the growth in loans in order to implement our leverage strategy to increase interest-earning assets.

ALLOWANCE FOR LOAN LOSSES. There was no benefit or provision for loan losses for the three months ended March 31, 2004. The allowance for loan losses as a percent of total loans was 1.0% at March 31, 2004 as compared to 1.9% at March 31, 2003. We believe that our allowance for loan losses covers known identifiable loan losses as well as estimated losses inherent in the portfolio for which the losses are probable but not specifically identifiable. See

"Business of Monadnock Community Bank - Asset Quality-Allowance for Loan
Losses."

NON-INTEREST INCOME. Non-interest income amounted to $39,000 for the three months ended March 31, 2004, compared to $70,000 for the three months ended March 31, 2003. For the three months ended March 31, 2004, gain on the sale of loans was $9,000, while there was no gain or loss in the three months ended March 31, 2003. Service charges on deposits remained stable in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Fees paid to us by a mortgage banking company to whom we referred loans for closing, but did not accept for our portfolios, were recorded as loan commissions and totaled $9,000 in the three months ended March 31, 2004 and $15,000 in the three months ended March 31, 2003. There was no net gain on the sale of available-for-sale securities in the three months ended March 31, 2004 compared to a net gain of $35,000 in the three months ended March 31, 2003. These securities were sold partly to fund originations of new loans and to avoid increased pre-payments due to the declining interest rate environment. Fees received and paid on loans that are closed by the mortgage banking company and placed in our portfolio are deferred and amortized as an adjustment of yield.

NON-INTEREST EXPENSE. Non-interest expense increased $24,000, or 7.4%, to $349,000 for the three months ended March 31, 2004 compared to $325,000 for the three months ended March 31, 2003. The increase during 2004 was primarily due to overall increases in salary and benefits of $12,000, professional fees of $11,000, and miscellaneous fees totaling $14,000. These increases were partly offset by a decrease in marketing fees of $13,000.

Salaries and employee benefits represented 55.4% and 56.0% of total non-interest expense for the three months ended March 31, 2004 and 2003, respectively. Total salaries and employee benefits increased $12,000, or 6.6%, to $194,000 for the three months ended March 31, 2004 from $182,000 for the same period in 2003. The increase was primarily due to normal salary increases, bonuses and vacation accruals.

Federal income tax expense for the first three months of 2004 was $8,000. In the first three months of 2003, federal income tax expense was $4,000.

LIQUIDITY AND COMMITMENTS

Prior to the passage of the Financial Regulatory Relief and Economic Efficiency Act of 2000 in December 2000, we were required to maintain minimum levels of investments that qualify as liquid assets under Office of Thrift Supervision regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements formerly imposed by Office of Thrift Supervision regulations and above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

Our liquidity, represented by cash and cash equivalents and mortgage-backed and related securities, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize Federal

Home Loan Bank advances to leverage our capital base and provide funds for our lending and investment activities, and enhance our interest rate risk management.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products as described in greater detail under "Business of Monadnock Community Bank - Lending Activities." We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At March 31, 2004, the total approved loan commitments unfunded amounted to $ 3.6 million, which includes the unadvanced portion of loans of $ 3.4 million. Certificates of deposits and advances from the Federal Home Loan Bank of Boston scheduled to mature in one year or less at March 31, 2004, totaled $ 8.8 million and $ 1 million, respectively. Based on historical experience, we believe that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At March 31, 2004, we had available additional advances from the Federal Home Loan Bank of Boston in the amount of $ 6.45 million.

CAPITAL

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity was $ 2.5 million at March 31, 2004, or 5.64%, of total assets on that date. As of March 31, 2004, we exceeded all regulatory capital requirements. Our regulatory capital ratios at March 31, 2004 were as follows: core capital 5.73%; Tier I risk-based capital 10.78% and total risk-based capital 12.03%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. See "How We Are Regulated - Regulatory Capital Requirements."

IMPACT OF INFLATION

The financial statements presented in this prospectus have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturity structure of our assets and liabilities are critical to the maintenance of acceptable performance levels.

The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of non-interest expense. Such expense items as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that we have made. We are unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

OUR RISK WHEN INTEREST RATES CHANGE. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Our loans generally have longer maturities than our deposits. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.

HOW WE MEASURE OUR RISK OF INTEREST RATE CHANGES. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk. In monitoring interest rate risk we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to actual or potential changes in market interest rates.

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we have adopted asset/liability and funds management policies to better match the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. The board of directors sets and recommends the asset and liability and funds management policies of the Bank, which are implemented by the asset/liability management committee.

The purpose of the asset/liability committee is to communicate, coordinate and control asset/liability management consistent with our business plan and board approved policies. The committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals.

The asset/liability management committee generally meets quarterly to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections using a net present value of portfolio equity analysis and income simulations. The asset/liability management committee recommends appropriate strategy changes based on this review.

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

     o    Originating and purchasing adjustable rate loans,

     o    Originating a reasonable volume of fixed rate mortgages,

     o    Managing our deposits to establish stable deposit relationships,

     o Using Federal Home Loan Bank advances and pricing on fixed-term non-core deposits to align maturities and repricing terms, and

     o Limiting the percentage of fixed-rate loans in our portfolio by only holding shorter term fixed rate assets such as residential mortgage loans with not more than a 20 year maturity.

At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset/liability management committee may determine to increase our interest rate risk position somewhat in order to maintain our net interest margin. In the future, we intend to continue our existing strategy of originating fixed rate mortgage loans with a term of less than 20 years.

ITEM 4. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
         PURCHASES OF EQUITY SECURITIES

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1  Charter of Monadnock Community Bancorp, Inc.(1)
         3.2  Bylaws of Monadnock Community Bancorp, Inc. (1)

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(b)      Reports on Form 8-K

         None.

         -------------------

         (1) Filed as an exhibit to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-113783), and incorporated herein by reference


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Monadnock Community Bancorp, Inc.


Date: June 25, 2004                    /s/ William M. Pierce, Jr.
                                       --------------------------
                                       William M. Pierce, Jr.
                                       President and Chief Executive Officer


                                       /s/ Donald R. Blanchette
                                       --------------------------
                                       Donald R. Blanchette
                                       Chief Financial Officer