Form 10QSB
period 2004-06-30
MONADNOCK COMMUNITY BANCORP INC
filed 2004-08-13
CIK 1283899

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
----------                        EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----------                       EXCHANGE ACT OF 1934


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

                                  1. Yes X   No
                                        ---    ---

                                  2. Yes     No X
                                        ---    ---

Indicate by check whether the registrant is an accelerated filer (as defined in
Rule 12b-2 of the Exchange Act). Yes     No X
                                    ---    ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 938,631 shares outstanding as of August 11, 2004.

                                   FORM 10-QSB

                MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                          PAGE

Item 1: Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Statements of Financial
         Condition as of June 30, 2004 and
         December 31, 2003                                                1
        Condensed Consolidated Statements of Income for
         the Three Months and Six Months Ended June 30,
         2004 and 2003                                                    2
        Condensed Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 2004 and 2003                  3
        Selected Notes to Condensed Consolidated
         Financial Statements                                             5

Item 2: Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                       6

Item 3: Quantitative and Qualitative Disclosures
         About Market Risk                                               12

Item 4: Controls and Procedures                                          13

PART II. OTHER INFORMATION

Item 1: Legal Proceedings                                                13
Item 2: Changes in Securities, Use of Proceeds and
          Issuer Purchases of Equity Securities                          13
Item 3: Defaults upon Senior Securities                                  14
Item 4: Submission of Matters to a Vote of
          Security Holders                                               14
Item 5: Other Information                                                14
Item 6: Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                               14


                             MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
                         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
                                                                           JUNE 30,           DECEMBER 31,
ASSETS                                                                       2004                 2003
Cash and due from banks                                               $         461,874     $         441,782
Federal Home Loan Bank overnight deposit                                          2,192             1,315,455

Interest-bearing demand deposits with other
   banks                                                                         30,392                65,386
                                                                      -------------------   -------------------
               Total cash and cash equivalents                                  494,458             1,822,623
Interest-bearing time deposit in other bank                                     100,000               100,000

Investments in available-for-sale securities
   (at fair value)                                                           19,431,236            10,073,066
Federal Home Loan Bank stock, at cost                                           783,000               485,300

Loans, net of allowance for loan losses of $322,468 and $319,592
     as of June 30, 2004 and December 31, 2003, respectively                 32,755,257            30,728,184
Premises and equipment                                                          190,013               188,622
Other real estate owned                                                          88,345                12,500
Accrued interest receivable                                                     168,856               124,299
Other assets                                                                    397,707               205,740
                                                                      -------------------   -------------------
               Total assets                                           $      54,408,872     $      43,740,334
                                                                      ===================   ===================
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:

    Noninterest-bearing                                               $       2,962,085     $       2,191,321
    Interest-bearing                                                         30,993,199            32,240,212
                                                                      -------------------   -------------------
               Total deposits                                                33,955,284            34,431,533
Federal Home Loan Bank advances                                              15,289,404             6,746,550
Other liabilities                                                                74,090                79,259
                                                                      -------------------   -------------------
               Total liabilities                                             49,318,778            41,257,342
                                                                      -------------------   -------------------
Shareholders' Equity:

    Preferred stock, $.01 par value 2,000,000 shares authorized, none issued Common stock, $.01 par value, 18,000,000 shares authorized, 938,631 shares issued and outstanding at June 30, 2004 and none

       issued at December 31, 2003                                                9,808
    Additional paid in capital                                                2,792,264

    Retained earnings                                                         2,563,105             2,551,055
    Unearned compensation                                                      (135,304)
    Accumulated other comprehensive loss                                       (139,779)              (68,063)
                                                                      -------------------   -------------------
               Total equity                                                   5,090,094             2,482,992
                                                                      -------------------   -------------------
               Total liabilities and equity                           $      54,408,872     $      43,740,334
                                                                      ===================   ===================


        The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                         1

                                  MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                     (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                      JUNE 30,                           JUNE 30,
                                                            -----------------------------       ----------------------------
                                                               2004             2003               2004             2003
                                                            -----------       -----------       -----------      -----------
Interest and dividend income:
    Interest and fees on loans                              $   440,407       $   335,425       $   879,050      $   657,612
    Interest on investments-taxable                             95,163            143,458           168,272          303,906
    Other interest income                                        6,997              6,317            10,969           11,472
                                                            -----------       -----------       -----------      -----------
         Total interest and dividend
            income                                             542,567            485,200         1,058,291          972,990
                                                            -----------       -----------       -----------      -----------
Interest expense:
    Interest on deposits                                       124,273            143,868           250,683          302,942
    Interest on Federal Home Loan
       Bank advances                                            83,069             73,527           137,915          135,138
                                                            -----------       -----------       -----------      -----------
         Total interest expense                                207,342            217,395           388,598          438,080
                                                            -----------       -----------       -----------      -----------
         Net interest and dividend
            income                                             335,225            267,805           669,693          534,910
(Benefit) provision for loan losses                                  0                  0                 0                0
                                                            -----------       -----------       -----------      -----------
         Net interest and dividend income after
         (benefit) provision for loan losses                   335,225            267,805           669,693          534,910
                                                            -----------       -----------       -----------      -----------
Other income:
     Net gain on sales of available-
        for-sale securities                                          0             30,408                 0           64,915
     Service charges on deposits                                14,687             15,025            28,462           29,113
     Gain on sale of loans, net                                 16,712                  0            25,415                0
     Loan commissions                                             (734)            14,683             7,958           29,527
     Other income                                                9,726              7,496            17,838           14,041
                                                            -----------       -----------       -----------      -----------
         Total other income                                     40,391             67,612            79,673          137,596
                                                            -----------       -----------       -----------      -----------
Other expense:
    Salaries and employee benefits                             192,660            177,478           386,041          359,239
    Occupancy expense                                           27,550             23,680            53,149           47,625
    Equipment expense                                           35,672             32,617            71,893           65,907
    Blanket bond insurance                                       5,535              6,413            11,021           14,780
    Professional fees                                           17,997             10,679            40,370           21,831
    Supplies and printing                                        7,489              6,319            12,240           13,733
    Telephone expense                                            8,032              7,313            14,712           14,888
    Marketing expense                                           16,871             10,604            21,213           27,665
    Postage expense                                              8,007              6,657            14,196           10,912
    REO expense (income)                                         6,035           (716)            6,086             (492)
    Other expense                                               55,650             43,567        99,554               73,048
                                                            -----------       -----------       -----------      -----------
         Total other expense                                   381,498            324,611           730,475          649,136
                                                            -----------       -----------       -----------      -----------
         Income (loss) before income
            tax expense                                         (5,882)            10,806            18,891           23,370
Income tax (benefit) expense                                    (1,582)             3,820             6,841            8,237
                                                            -----------       -----------       -----------      -----------
         Net (loss) income                                  $   (4,300)       $     6,986       $    12,050      $    15,133
                                                            ===========       ===========       ===========      ===========


                         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                               2

                                    MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------

                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                        -----------------------------------
                                                                                             2004                2003
                                                                                        --------------      ---------------
Cash flows from operating activities:
Net income                                                                              $       12,050      $        15,133
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Net gain on sales of available-for-sale securities                                                             (64,915)
     Net amortization of securities                                                             29,939               95,324
     Change in deferred loan origination costs, net                                            (19,294)             (47,135)
     Gain on sale loans, net                                                                   (25,415)
     Depreciation and amortization                                                              29,152               29,939
     (Increase) decrease in accrued interest receivable                                        (44,558)              44,353
     (Increase) decrease in other assets                                                      (130,838)               5,319
     (Increase) decrease in loan servicing rights and
        interest-only strips                                                                    (5,542)               4,343
     Increase in prepaid expenses                                                              (17,877)             (59,284)
     Decrease (increase) in taxes receivable                                                     9,329              (20,073)
     Increase in accrued expenses                                                                4,633                5,518
     Increase in accrued interest payable                                                        1,045                1,051
     Decrease in other liabilities                                                             (10,847)             (13,047)
Net cash used in operating activities                                                         (168,223)              (3,474)
Cash flows from investing activities:
     Purchase of available-for-sale securities                                             (11,604,003)          (8,326,510)
     Proceeds from sales of available-for-sale securities                                                         9,814,880
     Proceeds from maturities of available-for-sale
        securities                                                                           2,097,140            3,667,361
     Purchases of Federal Home Loan Bank stock                                                (297,700)             (14,600)
     Loan originations and principal collections, net                                       (2,388,724)          (4,096,414)
     Recoveries of previously charged off loans                                                  2,875                  620
     Proceeds from sales of loans                                                              327,640
     Capital expenditures - premises and equipment                                             (30,543)             (35,453)
                                                                                        --------------      ---------------
Net cash used in investing activities                                                      (11,893,315)           1,009,884
Cash flows from financing activities:
     Net (decrease) increase in demand deposits, savings and
        NOW deposits                                                                          (620,861)           1,943,117
     Net increase (decrease) in time deposits                                                  144,612           (2,042,592)
     Long-term advances from Federal Home Loan Bank                                          6,042,854            3,399,550
     Net change on short-term advances from Federal Home Loan
        Bank                                                                                 2,500,000           (2,500,000)
   Issuance of common stock at par                                                               9,808
   Proceeds on common stock in excess of par                                                 2,792,264
   Unearned compensation of ESOP                                                              (135,304)
                                                                                        --------------      ---------------
Net cash provided by financing activities                                                   10,733,373              800,075
                                                                                        --------------      ---------------
     Net (decrease) increase in cash and cash equivalents                                   (1,328,165)           1,806,485
     Cash and cash equivalents at beginning of period                                        1,822,623            1,268,615
                                                                                        --------------      ---------------
     Cash and cash equivalents at end of period                                         $      494,458      $     3,075,100
                                                                                        ==============      ===============

                                                             3


Supplemental disclosures:
     Interest paid                                                                      $      387,553      $       437,029
     Income taxes (received) paid                                                               (2,488)              28,310
     Transfer from loans to other real estate owned                                             75,845


                         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                              4

                MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: Monadnock Community Bancorp, Inc. (the "Company") was formed in connection with the mutual holding company reorganization of Monadnock Community Bank (the "Bank"). The Company's sole subsidiary, the Bank, is a federally chartered savings bank, which provides retail and commercial banking services to individuals and business customers from its office in Peterborough, New Hampshire.

BASIS OF PRESENTATION: The consolidated financial statements presented in this quarterly report include the accounts of the Bank. The consolidated financial statements of the Bank have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2004. In the opinion of the Company's management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made.

The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2004. Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. Therefore, these financial statements and notes thereto should be read in conjunction with a reading of the financial statements and notes included in the Registration Statement on Form SB-2 filed by the Company with the Securities and Exchange Commission (File Number 333-113783), as amended, initially filed on March 19, 2004, and declared effective on May 13, 2004 ("Registration Statement").

USE OF ESTIMATES: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements and thus actual results could differ from the amounts reported and disclosed herein. The Company considers the allowance for loan losses and the amortization of loan purchase premiums to be critical accounting estimates.

At June 30, 2004, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's Registration Statement.

RECENT ACCOUNTING PRONOUNCEMENTS: In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.

The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Bank adopted the initial recognition and initial measurement provisions of FIN 45 effective as of January 1, 2003 and adopted the disclosure requirements effective as of December 31, 2002. The adoption of this interpretation did not have a material effect on the Company's consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (d) amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. There was no substantial impact on the Company's consolidated financial statements on adoption of this Statement.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments that were previously classified as equity must be classified as a liability. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement did not have any material effect on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) ("FIN 46(R)"). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Bank is required to apply FIN 46, as revised, to all entities subject to it no later than the beginning of the first fiscal year or interim period beginning after December 15, 2004. The adoption of this interpretation is not expected to have a material effect on the Company's consolidated financial statements.

NOTE 2 - ADOPTION OF PLAN OF MUTUAL HOLDING COMPANY REORGANIZATION AND STOCK ISSUANCE

On March 11, 2004, the Board of Directors adopted a plan of mutual holding company reorganization and stock issuance pursuant to which the Company would sell a minority interest of its common stock to eligible depositors of the Bank in a subscription offering and, if necessary, to the general public if a community or a syndicated community offering was held. On June 28, 2004, the reorganization was completed. The Company sold 422,834 shares to the public raising $2.86 million net proceeds and issued 516,797 shares to Monadnock Mutual Holding Company.

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

A liquidation account was not established since the Bank's members retain their rights as members of the mutual holding company.

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

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 2003 TO JUNE 30, 2004

GENERAL. Our total assets increased by $10.7 million, or 24.5%, to $54.4 million at June 30, 2004 compared to $43.7 million at December 31, 2003. The increase primarily reflected growth in our investment securities of $9.3 million to $19.4 million from $10.1 million and in our net loan portfolio of $2.0 million to $32.7 million from $30.7 million. To fund the increase in assets, Federal Home Loan Bank advances increased by $8.6 million to $15.3 million from $6.7 million partially offset by a decrease in deposits of $500,000 to $33.9 million from $34.4 million.

ASSETS. Our net loan portfolio increased $2.0 million, or 6.5%, from $30.7 million at December 31, 2003 to $32.7 million at June 30, 2004. The largest increase was in one-to-four-family residential loans, due to the favorable lower market interest rates. These loans increased $1.8 million to $18.3 million from $16.5 million. In addition, commercial real estate loans, increased $200,000, or 2.5%, to $8.6 million from $8.4 million. Our one-to-four family home equity revolving open-end loans increased $300,000 from $2.0 million to $2.3 million. This increase was offset by the commercial business loan portfolio which decreased $300,000 to $2.8 million from $3.1 million.

Cash and cash equivalents decreased $1.3 million, or 72.9%, to $500,000 at June 30, 2004 from $1.8 million at December 31, 2003. The decrease in cash and cash equivalents along with increased borrowings from the Federal Home Loan Bank, partially offset by decreases in deposits, allowed the purchase of securities and the increase in total loans. Our interest-bearing deposits in other financial institutions decreased $1.4 million to $100,000 at June 30, 2004 from $1.5 million at December 31, 2003. The decrease was primarily due to the purchasing of securities and to loan growth.

Our investment portfolio increased $9.3 million to $19.4 million at June 30, 2004 from $10.1 million at December 31, 2003. The increase was due to the purchase of mortgage-backed securities in the amount of $11.6 million, partially offset by paydowns and maturities of $2.1 million in the current portfolio.

DEPOSITS. Our total deposits decreased $500,000, or 1.4%, to $33.9 million at June 30, 2004 from $34.4 million at December 31, 2003. Interest-bearing deposits decreased $1.2 million, to $31.0 million from $32.2 million, while non-interest-bearing deposits increased $800,000, to $3.0 million from $2.2 million.

BORROWINGS. Additional Federal Home Loan Bank advances were obtained to offset the decrease in deposits and fund investment security purchases and loan growth. Federal Home Loan Bank advances increased $8.5 million to $15.3 million at June 30, 2004 from $6.8 million at December 31, 2003. We used the increased borrowings for the purchasing of investment securities, funding of loans and as part of our capital and interest rate risk management strategies.

EQUITY. Total equity increased by $2.6 million, or 105.0%, to $5.1 million at June 30, 2004 from less than $2.5 million at December 31, 2003. Our equity to assets ratio was 9.4% at June 30, 2004 compared to 5.7% at December 31, 2003. The increase in our equity to assets ratio was primarily a result of the issuance of common stock which raised $2.6 million in additional capital. The increase in total equity was marginally offset by a net loss of $4,000 for the three months ended June 30, 2004 and an unrealized decrease in the market value of available-for-sale securities of $100,000. This adjustment to equity is net of deferred taxes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003.

GENERAL. We recorded a net loss of $4,000 for the three months ended June 30, 2004 compared to a net income of $7,000 for the three months ended June 30,

2003. Our loss for the three months ended June 30, 2004 was partially attributable to increased salary and benefits of $15,000 due to the hiring of additional employees caused by the growth of the bank, increased professional fees of $7,000, increased occupancy and equipment expense totaling $7,000, increased REO expense of $7,000, and increased miscellaneous expenses in the amount of $12,000. Many of the marketing expenses were one-time costs used to heightened the awareness of the Bank's image in the area while the increased professional fee expenses included the hiring of an outside firm to continue the Bank's strong commitment to compliance. The occupancy and equipment expenses included general building maintenance and technological equipment upgrades along with increased data processing costs associated with the addition of new accounts. The increased miscellaneous expenses included many costs that a growing bank incurs such as ATM and internet expenses, correspondent bank services, and loan servicing and processing fees. The marketing expenses may not recur or, if recurring, will likely be modest. The professional fees will continue as compliance will remain a high priority. We also expect REO expense to be an isolated incident due to the Bank's quality loan portfolio. Occupancy, equipment and miscellaneous expenses will continue to increase as the bank grows.

NET INTEREST INCOME. Net interest income increased $67,000, or 25%, to $335,000 for the three months ended June 30, 2004 compared to $268,000 for the three months ended June 30, 2003, reflecting a $57,000, or 11.8%, increase in interest income, and a $10,000, or 4.6%, decrease in interest expense. Our interest rate spread increased to 2.6% for the three months ended June 30, 2004 compared to 2.4% for the three months ended June 30, 2003, reflecting a significant change in asset mix due to increased funding of fixed-rate residential real estate loans and reduced yields on adjustable rate mortgage-backed securities, partially offset by lower levels of rates paid on deposits and Federal Home Loan Bank advances. In addition, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 111.8% for the three months ended June 30, 2004 compared to 109.3% for the three months ended June 30, 2003.

INTEREST INCOME. Total interest income increased by $57,000, or 11.8%, to $542,000 for the three months ended June 30, 2004 from $485,000 for the three months ended June 30, 2003. The increase was primarily the result of the increase in loans, particularly one-to-four family mortgages, partially offset by lower rate mortgage-backed securities. Our average loan portfolio balance grew by $10.9 million to $32.2 million for the three months ended June 30, 2004 from $21.3 million for the three months ended June 30, 2003. Interest earned on total loans for the three months ended June 30, 2004 was $440,000 compared to $335,000 for the three months ended June 30, 2003. The average yield on total loans decreased to 5.5% for the three months ended June 30, 2004 compared to 6.3% for the three months ended June 30, 2003, primarily due to a general decrease in the market rates of interest.

Interest income on investment securities, Federal Home Loan Bank stock and interest-bearing deposits with other financial institutions decreased $50,000, or 31.8%, for the three months ended June 30, 2004 to $150,000 from $100,000 for the three months ended June 30, 2003. The change was a result of a decrease in the average balance of the securities portfolio of $3.3 million to $15.9 million for the three months ended June 30, 2004 from $19.2 million for the three months ended June 30, 2003, combined with a decrease in the overall average yield on total investments to 4.8% for the three months ended June 30, 2004 as compared to 5.9% for the three months ended June 30, 2003. During 2003, we sold high yielding mortgage-backed securities at gains, to fund loans and to avoid expected prepayments on the securities resulting from the lower interest rate environment.

INTEREST EXPENSE. The decrease in interest expense of $10,000 for the three months ended June 30, 2004 was primarily due to the lower interest rates on deposits. Average Federal Home Loan Bank advances increased by $4.0 to $12.1 million for the three months ended June 30, 2004 from $8.1 million for the three months ended June 30, 2003. Although rates on Federal Home Loan Bank advances decreased, the increased volume of advances resulted in increased interest costs of $10,000 as interest expense on Federal Home Loan Bank advances was $83,000 for the three months ended June 30, 2004 compared to $73,000 the previous year. The average outstanding balance of deposits increased $2.2 million to $31.5 million for the three months ended June 30, 2004 from $29.3 million for the three months ended June 30, 2003. However, average certificate of deposit balances decreased by $1.1 million to $14.5 million for the three months ended June 30, 2004 from $15.6 million for the year ended June 30, 2003. The average yield on interest bearing liabilities decreased from 2.3% at June 30, 2003 to 1.9% at June 30, 2004, due primarily to the lower market rates of interest on the new fundings. Additional borrowings and increases in interest bearing liabilities were used to fund the growth in loans in order to implement our leverage strategy to increase interest-earning assets.

ALLOWANCE FOR LOAN LOSSES. There was no benefit or provision for loan losses for the three months ended June 30, 2004. The allowance for loan losses as a percent of total loans was 1.0% at June 30, 2004 as compared to 1.6% at June 30, 2003. We believe that our allowance for loan losses covers known identifiable loan losses as well as estimated losses inherent in the portfolio for which the losses are probable but not specifically identifiable.

NON-INTEREST INCOME. Non-interest income amounted to $40,000 for the three months ended June 30, 2004, compared to $68,000 for the three months ended June 30, 2003. For the three months ended June 30, 2004, gain on the sale of loans was $17,000, while there was no gain or loss in the three months ended June 30, 2003. Service charges on deposits remained stable in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. There were no fees paid to us by a mortgage banking company to whom we referred loans for closing, but did not accept for our portfolios in the three months ended June 30, 2004. However, in the three months ended June 30, 2003, there were $15,000 of fees paid to us by the mortgage banking company. These fees were recorded as loan commissions. There was no net gain on the sale of available-for-sale securities in the three months ended June 30, 2004 compared to a net gain of $30,000 in the three months ended June 30, 2003. These securities were sold partly to fund originations of new loans and to avoid increased pre-payments due to the declining interest rate environment. Fees received and paid on loans that are closed by the mortgage banking company and placed in our portfolio are deferred and amortized as an adjustment of yield.

NON-INTEREST EXPENSE. Non-interest expense increased $57,000, or 17.5%, to $382,000 for the three months ended June 30, 2004 compared to $325,000 for the three months ended June 30, 2003. The increase during 2004 was primarily due to overall increases in salary and benefits of $15,000, professional fees of $7,000, Occupancy and equipment expenses of $7,000, REO expense of $7,000, marketing fees of $6,000, and miscellaneous fees totaling $12,000.

Salaries and employee benefits represented 50.5% and 54.7% of total non-interest expense for the three months ended June 30, 2004 and 2003, respectively. Total salaries and employee benefits increased $15,000, or 8.6%, to $193,000 for the three months ended June 30, 2004 from $178,000 for the same period in 2003. The increase was primarily due to the addition of 2 new employees to the current workforce besides the normal salary increases, bonuses and vacation accruals.

There was a federal income tax benefit for the second quarter of 2004 for $1,500. In the second three months of 2003, federal income tax expense was $3,800.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003.

GENERAL. We recorded net income of $12,000 for the six months ended June 30, 2004 and $15,000 for the six months ended June 30, 2003. Our profit for the six months ended June 30, 2004 was partially attributable to a gain on the sale of loans in the amount of $25,000; and a profit would not have been realized for the six months ended June 30, 2003 without a gain on the sale of securities in the amount of $65,000. These types of earnings may not recur or, if recurring, will likely be modest.

NET INTEREST INCOME. Net interest income increased $135,000, or 25.2%, to $700,000 for the six months ended June 30, 2004 compared to $535,000 for the six months ended June 30, 2003, reflecting an $85,000, or 8.8%, increase in interest income, and a $50,000, or 11.3%, decrease in interest expense. Our interest rate spread increased to 2.7% for the six months ended June 30, 2004 compared to 2.48% for the six months ended June 30, 2003, reflecting a significant change in asset mix due to increased funding of fixed-rate residential real estate loans and reduced yields on adjustable rate mortgage-backed securities, partially offset by lower levels of rates paid on deposits and Federal Home Loan Bank advances. In addition, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 111.3% for the six months ended June 30, 2004 compared to 109.1% for the six months ended June 30, 2003.

INTEREST INCOME. Total interest income increased by $85,000, or 8.8%, to $1,058,000 for the six months ended June 30, 2004 from $973,000 for the six months ended June 30, 2003. The increase was primarily the result of the increase in loans, particularly one-to-four family mortgages, partially offset by lower rate mortgage-backed securities. Our average loan portfolio balance grew by $11.6 million to $31.8 million for the six months ended June 30, 2004 from $20.2 million for the six months ended June 30, 2003. Interest earned on total loans for the six months ended June 30, 2004 was $880,000 compared to $660,000 for the six months ended June 30, 2003. The average yield on total loans decreased to 5.5% for the six months ended June 30, 2004 compared to 6.5% for the six months ended June 30, 2003, primarily due to a general decrease in the market rates of interest.

Interest income on investment securities, Federal Home Loan Bank stock and interest-bearing deposits with other financial institutions decreased $135,000, or 44.6%, for the six months ended June 30, 2004 to $180,000 from $315,000 for the six months ended June 30, 2003. The change was a result of a decrease in the average balance of the securities portfolio of $6.5 million to $13.8 million for the six months ended June 30, 2004 from $20.3 million for the six months ended June 30, 2003, combined with a decrease in the overall average yield on total investments to 2.5% for the six months ended June 30, 2004 as compared to 3.0% for the six months ended June 30, 2003. During 2003, we sold high yielding mortgage-backed securities at gains, to fund loans and to avoid expected prepayments on the securities resulting from the lower interest rate environment.

INTEREST EXPENSE. The decrease in interest expense of $50,000 for the six months ended June 30, 2004 was primarily due to the lower interest rates. Average Federal Home Loan Bank advances increased by $2.1 million to $10.0 million for the six months ended June 30, 2004 from $7.9 million for the six months ended June 30, 2003. The increase in average Federal Home Loan Bank advances, combined with the lower rates resulted in a marginal increase in interest costs of $3,000 as interest expense on Federal Home Loan Bank advances was $138,000 for the six months ended June 30, 2004 compared to $135,000 the previous year. Overall, the average outstanding balance of deposits increased by $1.9 million to $31.6 million for the six months ended June 30, 2004 compared to $29.7 million for the previous year. The average certificate of deposit balances decreased by $1.7 million to $14.5 million for the six months ended June 30, 2004 from $16.2 million for the year ended June 30, 2003. The average yield on interest bearing liabilities decreased from 2.3% at June 30, 2003 to 1.9% at June 30, 2004, due primarily to the lower market rates of interest on the new fundings. Additional borrowings and increases in interest bearing liabilities were used to fund the growth in loans in order to implement our leverage strategy to increase interest-earning assets.

ALLOWANCE FOR LOAN LOSSES. There was no benefit or provision for loan losses for the six months ended June 30, 2004. The allowance for loan losses as a percent of total loans was 1.0% at June 30, 2004 as compared to 1.6% at June 30, 2003. We believe that our allowance for loan losses covers known identifiable loan losses as well as estimated losses inherent in the portfolio for which the losses are probable but not specifically identifiable.

NON-INTEREST INCOME. Non-interest income amounted to $80,000 for the six months ended June 30, 2004, compared to $138,000 for the six months ended June 30, 2003. For the six months ended June 30, 2004, gain on the sale of loans was $25,000, while there was no gain or loss in the six months ended June 30, 2003. Fees paid to us by a mortgage banking company to whom we referred loans for closing, but did not accept for our portfolios, were recorded as loan commissions and totaled $8,000 in the six months ended June 30, 2004 and $30,000 in the six months ended June 30, 2003. There was no net gain on the sale of available-for-sale securities in the six months ended June 30, 2004 compared to a net gain of $65,000 in the six months ended June 30, 2003. These securities were sold partly to fund originations of new loans and to avoid increased pre-payments due to the declining interest rate environment. Fees received and paid on loans that are closed by the mortgage banking company and placed in our portfolio are deferred and amortized as an adjustment of yield.

NON-INTEREST EXPENSE. Non-interest expense increased $81,000, or 12.5%, to $730,000 for the six months ended June 30, 2004 compared to $649,000 for the six months ended June 30, 2003. The increase during 2004 was primarily due to overall increases in salary and benefits of $27,000, professional fees of $19,000, occupancy and equipment expense of $12,000, REO expense of $7,000 and miscellaneous fees totaling $27,000. These increases were partly offset by a decrease in marketing fees of $6,000.

Salaries and employee benefits represented 52.8% and 55.3% of total non-interest expense for the six months ended June 30, 2004 and 2003, respectively. Total salaries and employee benefits increased $27,000, or 7.5%, to $386,000 for the six months ended June 30, 2004 from $359,000 for the same period in 2003. The increase was primarily due to the addition of 2 new employees to the current workforce besides the normal salary increases, bonuses and vacation accruals.

Federal income tax expense for the first six months of 2004 was $7,000. In the first six months of 2003, federal income tax expense was $8,000.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At June 30, 2004, the total approved loan commitments unfunded amounted to $3.6 million, which includes the unadvanced portion of loans of $3.1 million. Certificates of deposits and advances from the Federal Home Loan Bank of Boston scheduled to mature in one year or less at June 30, 2004, totaled $9.2 million and $4 million, respectively. Based on historical experience, we believe that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At June 30, 2004, we had available additional advances from the Federal Home Loan Bank of Boston in the amount of $ 8.7 million.

CAPITAL

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity was $5.1 million at June 30, 2004, or 9.36%, of total assets on that date. As of June 30, 2004, we exceeded all regulatory capital requirements. Our regulatory capital ratios at June 30, 2004 were as follows: core capital 9.59%; Tier I risk-based capital 21.24% and total risk-based capital 22.49%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.

IMPACT OF INFLATION

The financial statements presented in this filing have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

        Not applicable

ITEM 5. OTHER INFORMATION

        Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         2.1 Agreement for Purchase and Sale of Assets and Assumption of Liabilities by and between Fitchburg Savings Bank, FSB and Monadnock Community Bank, dated August 3, 2003. Schedules omitted.

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(b)      Reports on Form 8-K

         On June 28, 2004 the Registrant filed a Current Report on Form 8-K to report the completion of the holding company reorganization of Monadnock Community Bank.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Monadnock Community Bancorp, Inc.

Date: August 12, 2004                    /s/ William M. Pierce, Jr.
                                         --------------------------
                                         William M. Pierce, Jr.
                                         President and Chief Executive Officer


                                         /s/ Donald R. Blanchette
                                         ------------------------
                                         Donald R. Blanchette
                                         Chief Financial Officer