Form 10QSB
period 2004-09-30
MONADNOCK COMMUNITY BANCORP INC
filed 2004-11-15
CIK 1283899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

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


Indicate by check whether the registrant: (1)has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---    ---

Indicate by check whether the registrant is an accelerated filer (as defined in
Rule 12b-2 of the Exchange Act). Yes    No  X
                                    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 1, 2004, there were 939,631 shares of Common Stock outstanding, $.01 par value per share.

                                   FORM 10-QSB

                MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                          PAGE

Item 1: Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets as of
          September 30, 2004 and December 31, 2003                        1
        Condensed Consolidated Statements of Income for
          the Three Months and Nine Months Ended
          September 30, 2004 and 2003                                     2
        Condensed Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 2004
          and 2003                                                        3
        Selected Notes to Condensed Consolidated
        Financial Statements                                              5

Item 2: Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             8

Item 3: Controls and Procedures                                          14

PART II. OTHER INFORMATION

Item 1: Legal Proceedings                                                15
Item 2: Unregistered Sales of Equity Securities, and
          Use of Proceeds                                                15
Item 3: Defaults upon Senior Securities                                  15
Item 4: Submission of Matters to a Vote of Security Holders              15
Item 5: Other Information                                                15
Item 6: Exhibits                                                         15

SIGNATURES                                                               16


                             MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
                                                                        SEPTEMBER 30,          DECEMBER 31,
ASSETS                                                                       2004                  2003

Cash and due from banks                                               $         526,234     $         441,782
Federal Home Loan Bank overnight deposit                                        325,659             1,315,455

Interest-bearing demand deposits with other
   banks                                                                         85,499                65,386
                                                                      -------------------   -------------------
          Total cash and cash equivalents                                       937,392             1,822,623

Interest-bearing time deposit in other bank                                     100,000               100,000

Investments in available-for-sale securities
   (at fair value)                                                           29,034,730            10,073,066

Federal Home Loan Bank stock, at cost                                         1,220,400               485,300

Loans, net of allowance for loan losses of $325,143 and $319,592
     as of September 30, 2004 and December 31, 2003, respectively            33,821,985            30,728,184

Premises and equipment                                                          397,185               188,622

Other real estate owned                                                          12,500                12,500

Accrued interest receivable                                                     203,613               124,299

Other assets                                                                    160,210               205,740
                                                                      -------------------   -------------------
          Total assets                                                $      65,888,015     $      43,740,334
                                                                      ===================   ===================
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:

    Noninterest-bearing                                               $       2,901,055     $       2,191,321

    Interest-bearing                                                         33,537,546            32,240,212
                                                                      -------------------   -------------------
          Total deposits                                                     36,438,601            34,431,533

Federal Home Loan Bank advances                                              24,008,580             6,746,550

Other liabilities                                                               174,945                79,259
                                                                      -------------------   -------------------
          Total liabilities                                                  60,622,126            41,257,342
                                                                      -------------------   -------------------
Shareholders' Equity:
    Preferred stock, $.01 par value 2,000,000
       shares authorized, none issued
    Common stock, $.01 par value, 18,000,000 shares authorized,
       939,631 shares issued and outstanding at September 30, 2004
       and none issued at December 31, 2003                                       9,396                     0
    Additional paid in capital                                                2,783,101                     0

    Retained earnings                                                         2,575,405             2,551,055
    Unearned compensation                                                      (135,304)                    0
    Accumulated other comprehensive income (loss)                                33,291               (68,063)
                                                                      -------------------   -------------------
          Total equity                                                        5,265,889             2,482,992
                                                                      -------------------   -------------------
          Total liabilities and equity                                $      65,888,015     $      43,740,334
                                                                      ===================   ===================

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                      1


                                      MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                         (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                                            -----------------------------       ----------------------------
                                                               2004             2003               2004             2003
                                                            -----------       -----------       -----------      -----------
Interest and dividend income:
    Interest and fees on loans                              $   458,774       $   377,203       $ 1,337,824      $ 1,034,815
    Interest on investments-taxable                             195,612            91,789           363,884          395,695
    Other interest income                                        11,192             7,131            22,161           18,603
                                                            -----------       -----------       -----------      -----------
         Total interest and dividend income                     665,578           476,123         1,723,869        1,449,113
                                                            -----------       -----------       -----------      -----------
Interest expense:
    Interest on deposits                                        136,446           132,709           387,129          435,651
    Interest on Federal Home Loan
       Bank advances                                            135,015            70,822           272,930          205,960
                                                            -----------       -----------       -----------      -----------
         Total interest expense                                 271,461           203,531           660,059          641,611
                                                            -----------       -----------       -----------      -----------

         Net interest and dividend income                       394,117           272,592         1,063,810          807,502
Provision for loan losses                                             0                 0                 0                0
                                                            -----------       -----------       -----------      -----------
         Net interest and dividend income after
         provision for loan losses                              394,117           272,592         1,063,810          807,502
                                                            -----------       -----------       -----------      -----------
Noninterest income:
     Net gain (loss) on sales of
        available-for-sale securities                                 0           (10,044)                0           54,871
     Service charges on deposits                                 21,883            12,572            50,345           41,685
     Gain on sale of loans, net                                       0            11,124            25,415           11,124
     Loan commissions                                             5,077            16,427            13,035           45,954
     Other income                                                11,327             7,586            29,165           21,627
                                                            -----------       -----------       -----------      -----------
         Total noninterest income                                38,287            37,665           117,960          175,261
                                                            -----------       -----------       -----------      -----------
Noninterest expense:
    Salaries and employee benefits                              217,865           162,466           603,906          521,705
    Occupancy expense                                            27,814            24,053            80,963           71,678
    Equipment expense                                            41,955            43,959           113,848          109,866
    Blanket bond insurance                                        5,510             5,435            16,531           20,215
    Professional fees                                            35,028             4,046            75,398           25,877
    Supplies and printing                                         5,605            10,945            17,845           24,678
    Telephone expense                                            10,434             8,038            25,146           22,926
    Marketing expense                                            11,103             5,458            32,316           33,123
    Postage expense                                               6,253             5,416            20,449           16,328
    REO expense (income)                                         (8,757)              227            (2,671)            (265)
    Other expense                                                60,520            45,912           160,074          118,960
                                                            -----------       -----------       -----------      -----------
         Total noninterest expense                              413,330           315,955         1,143,805          965,091
                                                            -----------       -----------       -----------      -----------
         Income (loss) before income
            tax expense (benefit)                                19,074            (5,698)           37,965           17,672
Income tax expense (benefit)                                      6,774            (4,341)           13,615            3,896
                                                            -----------       -----------       -----------      -----------
         Net income (loss)                                  $    12,300       $    (1,357)      $    24,350      $    13,776
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

                                                               2


                                        MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------

                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        -----------------------------------
                                                                                             2004                2003
                                                                                        --------------      ---------------
Cash flows from operating activities:
Net income                                                                              $       24,350      $        13,776
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Net gain on sales of available-for-sale securities                                                             (54,871)
     Net amortization of securities                                                             53,302               89,615
     Change in deferred loan origination costs, net                                            (25,001)            (112,412)
     Gain on sale loans, net                                                                   (25,415)             (11,124)
     Depreciation and amortization                                                              43,299               44,300
     Gain on sale of other real estate owned                                                    (8,757)                   0
     (Increase) decrease in accrued interest receivable                                        (79,314)              42,886
     Increase in other assets                                                                     (403)              (4,428)
     (Increase) decrease in loan servicing rights and
        interest-only strips                                                                    (4,077)               2,977
     Increase in prepaid expenses                                                              (31,679)             (58,112)
     Decrease (increase) in taxes receivable                                                    15,210              (29,046)
     Increase in accrued expenses                                                               23,908                1,792
     Increase in accrued interest payable                                                        2,711                1,583
     Increase (decrease) in other liabilities                                                   69,067              (17,210)
                                                                                        --------------      ---------------
Net cash provided by (used in) operating activities                                             57,201              (90,274)
                                                                                        --------------      ---------------
Cash flows from investing activities:
     Purchase of available-for-sale securities                                             (22,768,897)          (8,326,510)
     Proceeds from sales of available-for-sale securities                                                        10,890,938
     Proceeds from maturities and paydowns of available-for-
        sale securities                                                                      3,921,764            5,305,418
     Purchases of Federal Home Loan Bank stock                                                (735,100)             (22,400)
     Loan originations and principal collections, net                                       (3,452,420)          (9,572,640)
     Recoveries of previously charged off loans                                                  5,551                  620
     Proceeds from sales of loans                                                              327,640              187,509
     Capital expenditures - premises and equipment                                            (251,862)             (47,352)
     Proceeds from the sale of real estate owned                                                84,601                    0
                                                                                        --------------      ---------------
Net cash used in investing activities                                                      (22,868,723)          (1,584,417)
                                                                                        --------------      ---------------
Cash flows from financing activities:
     Net (decrease) increase in demand deposits, savings and
        NOW deposits                                                                          (200,153)           3,176,468
     Net increase (decrease) in time deposits                                                2,207,221           (2,476,908)
     Long-term advances from Federal Home Loan Bank                                          8,042,854            4,554,550
     Net change on short-term advances from Federal Home Loan
        Bank                                                                                 9,219,176           (2,500,000)
   Proceeds from issuance of common stock                                                    2,657,193                    0
                                                                                        --------------      ---------------
Net cash provided by financing activities                                                   21,926,291            2,754,110
                                                                                        --------------      ---------------
     Net (decrease) increase in cash and cash equivalents                                     (885,231)           1,079,419
     Cash and cash equivalents at beginning of period                                        1,822,623            1,268,615
                                                                                        --------------      ---------------
     Cash and cash equivalents at end of period                                         $      937,392      $     2,348,034
                                                                                        ==============      ===============

                                                                3

Supplemental disclosures:
     Interest paid                                                                      $      657,348      $       640,028
     Income taxes (received) paid                                                               (1,595)              32,942
     Loans transferred to other real estate owned                                               75,844                    0






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

The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2004. Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. Therefore, these financial statements and notes thereto should be read in conjunction with a reading of the financial statements and notes included in the Registration Statement on Form SB-2 filed by the Company with the Securities and Exchange Commission (File Number 333-113783), as amended, initially filed on March 19, 2004, and declared effective on May 13, 2004 ("Registration Statement").

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

At September 30, 2004, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's Registration Statement.

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

In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3 ("SOP 03-3") "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor "carried over" in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, "Accounting by Creditors for Impairment of a Loan." This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company's financial position or results of operations.

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

NOTE 3 - ACQUISITION OF BRANCH

On August 3, 2004, the Board of Directors of Monadnock Community Bank entered into an agreement with Fitchburg Savings Bank, FSB to purchase certain assets and assume the deposits of a branch located at 172 Central Street, Winchendon, Massachusetts. The transfer was completed on Friday, October 15, 2004. The final allocation of the purchase price has not been finalized, however, the exchange of funds between the institutions was approximately $5.0 million. This includes total deposits assumed of $5.4 million, while line of credit on overdraft protection of checking accounts totaled $6,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-QSB contains forward-looking statements, which are based on assumptions and describe future plans, strategies and expectations of the Company and the Bank. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words. Our ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, economic conditions in the states of New Hampshire and Massachusetts, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, fiscal policies of the New Hampshire and Massachusetts State Governments, the quality or composition of our loan or investment portfolios, demand for loan products, competition for and the availability of, loans that we purchase for our portfolio, deposit flows, competition, demand for financial services in our market areas and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not rely too much on these statements.

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 2003 TO SEPTEMBER 30, 2004

GENERAL. The Bank's total assets increased by $22.2 million, or 50.8%, to $65.9 million at September 30, 2004 compared to $43.7 million at December 31, 2003. The increase primarily reflected growth in investment securities of $18.9 million to $29.0 million from $10.1 million and in the net loan portfolio of $3.1 million to $33.8 million from $30.7 million. To fund the increase in assets, Federal Home Loan Bank advances increased by $17.3 million to $24.0 million from $6.7 million and to a lesser extent an increase in deposits of $2.0 million to $36.4 million from $34.4 million.

ASSETS. The Bank's net loan portfolio increased $3.1 million, or 10.1%, from $30.7 million at December 31, 2003 to $33.8 million at September 30, 2004. The largest increase was in one-to-four-family residential loans, as interest rates continued to remain favorably low. These loans increased $2.5 million to $19.0 million from $16.5 million. In addition, commercial real estate loans, increased $100,000, or 1.2%, to $8.5 million from $8.4 million. One-to-four family home equity revolving open-end loans increased $500,000 from $2.0 million to $2.5 million. This increase was partially offset by the commercial business loan portfolio which decreased $100,000 to $3.0 million from $3.1 million.

Cash and cash equivalents decreased $885,000, or 48.6%, to $937,000 at September 30, 2004 from $1.8 million at December 31, 2003. The decrease in cash and cash equivalents along with increased borrowings from the Federal Home Loan Bank and to a lesser extent deposits, allowed the purchase of securities and the increase in total loans. The Bank's interest-bearing deposits in other financial institutions decreased $1.0 million to $411,000 at September 30, 2004 from $1.4 million at December 31, 2003. The decrease was primarily due to the purchasing of securities and to fund loan growth.

The investment portfolio increased $18.9 million to $29.0 million at September 30, 2004 from $10.1 million at December 31, 2003. The increase was due to the purchase of mortgage-backed securities in the amount of $22.8 million, partially offset by paydowns and maturities of $3.9 million in the current portfolio.

DEPOSITS. The Bank's total deposits increased $2.0 million, or 5.8%, to $36.4 million at September 30, 2004 from $34.4 million at December 31, 2003. Interest-bearing deposits increased $1.3 million, to $33.5 million from $32.2 million, while noninterest-bearing deposits increased $710,000, to $2.9 million from $2.2 million.

BORROWINGS. Additional Federal Home Loan Bank advances were obtained to fund investment security purchases and loan growth. Federal Home Loan Bank advances increased $17.3 million to $24.0 million at September 30, 2004 from $6.7 million at December 31, 2003. The increased borrowings were used for the purchasing of investment securities, funding of loans and as part of our capital and interest rate risk management strategies.

EQUITY. Total equity increased by $2.8 million, or 112.0%, to $5.3 million at September 30, 2004 from less than $2.5 million at December 31, 2003. The Bank's equity to assets ratio was 8.0% at September 30, 2004 compared to 5.7% at December 31, 2003. The increase in the equity to assets ratio was primarily a result of the issuance of common stock in June, 2004 which raised $2.7 million in additional capital. An increase in unrealized gains in the market value of available-for-sale securities of $100,000 and net income for the nine months ended September 30, 2004 of $24,000 contributed to the increase in total equity. The increase in unrealized gains in the market value of available-for-sale securities is net of deferred taxes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.

GENERAL. The Bank recorded net income of $12,000 for the three months ended September 30, 2004 compared to a net loss of $1,000 for the three months ended September 30, 2003. The income for the three months ended September 30, 2004 was mostly attributable to increased income of $104,000 from investments and $82,000 from loans, partially offset by increased interest expense of $64,000 on Federal Home Loan Bank advances and a small increase in interest expense of $4,000 on deposits.

While other income remained relatively constant from one year ago, other expense increased $97,000 for the same period which also contributed to offset the large increase in interest income. Salaries and benefits increased $56,000 due to the increased net mortgage origination costs in 2004. Additional expenses were incurred with the addition of one full-time equivalent employee to the current workforce besides the annual employee insurance premiums and normal salary increases, bonuses and vacation accruals. Professional fees in the area of legal expense increased $31,000 during the third quarter of 2004 as legal counsel was used to review all submissions of reporting to the Securities and Exchange Commission in addition to the implementation of an employee stock ownership plan and the purchase of a new branch. Other miscellaneous expenses that increased from one year ago included a $4,000 increase in the semi-annual Office of Thrift Supervision assessment based on the bank's increased deposits. The increase in deposits also resulted in increased Federal Deposit Insurance premiums of $2,000. The Bank also expanded its network of ATMs, renting 7 ATMs to broaden the visibility of the Bank's name in the area. This resulted in increased ATM expenses of $4,000.

NET INTEREST INCOME. Net interest income increased $121,000, or 44.3%, to $394,000 for the three months ended September 30, 2004 compared to $273,000 for the three months ended September 30, 2003, reflecting a $190,000, or 40.0%, increase in interest income, and a $68,000, or 33.4%, increase in interest expense. The Bank's interest rate spread decreased slightly to 2.3% for the three months ended September 30, 2004 compared to 2.4% for the three months ended September 30, 2003. The average investment portfolio increased $11.0 million and the average loan portfolio increased $8.0 million from one year ago. The funding for these assets came from Federal Home Loan Bank advances as the average balance during this period increased $13.0 million and the average deposit balance increased $2.5 million. In addition, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 113.3% for the three months ended September 30, 2004 compared to 109.7% for the three months ended September 30, 2003.

INTEREST INCOME. Total interest income increased by $190,000, or 40.0%, to $666,000 for the three months ended September 30, 2004 from $476,000 for the three months ended September 30, 2003. The increase was primarily the result of the increase in mortgage-backed GNMA securities, and loans, particularly one-to-four family mortgages. The average investment portfolio grew by $11.0 million to $25.3 million for the three months ended September 30, 2004 from $14.3 million for the three months ended September 30, 2003. The average yield on mortgage-backed securities increased to 3.1% for the three months ended September 30, 2004 from 2.6% for the three months ended September 30, 2003, as new higher yielding GNMA's were purchased during this time.

The Bank's average loan portfolio balance grew by $8.0 million to $33.5 million for the three months ended September 30, 2004 from $25.5 million for the three months ended September 30, 2003. Interest earned on total loans for the three months ended September 30, 2004 was $459,000 compared to $377,000 for the three months ended September 30, 2003. The average yield on total loans decreased to 5.5% for the three months ended September 30, 2004 compared to 5.9% for the three months ended September 30, 2003, primarily due to a commitment to offer competitive rates in one-to-four family mortgages. The average yield on one-to-four family mortgages was 4.9% on an $18.5 million average balance for the three months ended September 30, 2004 compared to a 5.3% yield on an $11.2 million average balance for the three months ended September 30, 2003. The $18.0 million average balance for the quarter ended September 30, 2004, was 55% of the total loan portfolio.

Dividend income on Federal Home Loan Bank stock and interest income on interest-bearing deposits with other financial institutions increased $4,000, or 57.1%, for the three months ended September 30, 2004 to $11,000 from $7,000 for the three months ended September 30, 2003. An increase in the balance of Federal Home Loan Bank Stock as new stock purchases totaling $735,000 were added during the three months ended September 30, 2004. The average balance of Federal Home Loan Bank Stock was $1.1 million for the quarter ended September 30, 2004 compared to $500,000 one year ago.

INTEREST EXPENSE. The increase in interest expense of $64,000 for the three months ended September 30, 2004 was primarily due to the increase in additional Federal Home Loan Bank advances average balance to $21.7 million at September 30, 2004 from $8.9 million at September 30, 2003. Attractive borrowing rates provided incentive to leverage these borrowings to higher yielding assets stated above. The average cost of funds on Federal Home Loan Bank advances for the three months ended September 30, 2004 was 2.5% compared to 3.2% at September 30, 2003.

Interest expense on deposits increased $3,000 although the average balance on deposits rose to $32.2 million at September 30, 2004, from $29.6 million at September 30, 2003. The average yield on the bank's deposit base for the quarter ended September 30, 2004 was 1.7% compared to 1.8% one year ago.

The average yield on interest bearing liabilities decreased from 2.1% at September 30, 2003 to 2.0% at September 30, 2004, due primarily to the lower market rates of interest on the new fundings. Additional borrowings and increases in interest-bearing liabilities were used to fund the growth in the investments and loans in order to implement our leverage strategy to increase interest-earning assets.

ALLOWANCE FOR LOAN LOSSES. There was no benefit or provision for loan losses for the three months ended September 30, 2004. The allowance for loan losses as a percent of total loans was 1.0% at September 30, 2004 as compared to 1.3% at September 30, 2003. The Bank's management believes that the allowance for loan losses covers known identifiable loan losses as well as estimated losses inherent in the portfolio for which the losses are probable but not specifically identifiable.

NONINTEREST INCOME. Non-interest income amounted to $38,000 for both the three months ended September 30, 2004, and September 30, 2003. For the three months ended September 30, 2004, service charges were $22,000 compared to $13,000 for the period in 2003. This increase was due to the growth in both the number of business and consumer checking accounts as the total accounts grew by one third from one year ago. During the three months ended September 30, 2004, there were no sales of securities or loan sales, and loan commissions paid to the Bank by a mortgage banking company for referred loans amounted to $5,000. In a rising rate environment, home sales and refinances slow and loan commissions are lower. During the corresponding three months ended September 30, 2003, loan sales equaled $11,000, loan fees paid to the Bank by the mortgage banking company amounted to $16,000. These fees were offset by a loss on the sale of securities of $10,000.

NONINTEREST EXPENSE. Noninterest expense increased $97,000, or 30.7%, to $413,000 for the three months ended September 30, 2004 compared to $316,000 for the three months ended September 30, 2003. The increase during 2004 was primarily due to overall increases in salary and benefits of $56,000, professional fees of $31,000, Miscellaneous expenses of $15,000, marketing fees of $6,000, offset by a reduction in supplies of $5,000 and a gain of $9,000 on the sale of real estate owned property obtained in the second quarter of 2004 and sold in the third quarter.

Salaries and employee benefits represented 52.7% and 51.4% of total noninterest expense for the three months ended September 30, 2004 and 2003, respectively. Total salaries and employee benefits increased $56,000, or 34.6%, to $218,000 for the three months ended September 30, 2004 from $162,000 for the same period in 2003. The increase was due to increased net mortgage origination costs in 2004. Additional expenses were incurred with the addition of one full-time equivalent employee to the current workforce besides the annual employee insurance premiums and normal salary increases, bonuses and vacation accruals.

Professional fees in the area of legal fees increased $31,000 during the third quarter of 2004. Legal counsel was used to review all submissions of reporting to the Securities and Exchange Commission in addition to the implementation of an employee stock ownership plan and in connection with the purchase of the new branch.

There was a federal income tax expense for the third quarter of 2004 for $7,000. For the third quarter of 2003, there was a federal income tax benefit for $4,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.

GENERAL. The Bank recorded net income of $24,000 for the nine months ended September 30, 2004 and $14,000 for the nine months ended September 30, 2003. The profit for the nine months ended September 30, 2004 was mainly attributable to an increase in interest income. Interest income for the nine months ended September 30, 2004 was $1.7 million compared to $1.4 million for the nine month period ended September 30, 2003. This increase in interest income was partially offset by an increase in interest expense of $18,000 to $660,000 at September 30, 2004, from $642,000 at September 30, 2003. Other factors offsetting the increase in interest income include a decrease of $57,000 in other income as other income for the nine months ended September 30, 2004, was $118,000 compared to $175,000 at September 30, 2003. Other noninterest expense increased to $1.1 million at September 30, 2004 compared to $965,000 one year ago.

NET INTEREST INCOME. Net interest income increased $256,000, or 31.7%, to $1.1 million for the nine months ended September 30, 2004 compared to $808,000 for the nine months ended September 30, 2003, reflecting a $275,000, or 19.0%, increase in interest income, and an $18,000, or 2.8%, increase in interest expense. The Bank's interest rate spread increased to 2.6% for the nine months ended September 30, 2004 compared to 2.4% for the nine months ended September 30, 2003, reflecting significant growth in the loan portfolio and changing the asset mix due to increased funding of fixed-rate residential real estate loans and reduced cost of funds on our deposits and Federal Home Loan advances. In addition, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 112.1% for the nine months ended September 30, 2004 compared to 109.3% for the nine months ended September 30, 2003.

INTEREST INCOME. Total interest income increased by $300,000, or 21.4%, to $1.7 million for the nine months ended September 30, 2004 from $1.4 million for the nine months ended September 30, 2003. The increase was primarily the result of the increase in loans, particularly one-to-four family mortgages. The Bank's average loan portfolio balance grew by $10.4 million to $32.4 million for the nine months ended September 30, 2004 from $22.0 million for the nine months ended September 30, 2003. Interest earned on total loans for the nine months ended September 30, 2004 was $1.3 million compared to $1.0 for the nine months ended September 30, 2003. The average yield on total loans decreased to 5.5% for the nine months ended September 30, 2004 compared to 6.3% for the nine months ended September 30, 2003, primarily due to a general decrease in the market rates of interest.

Interest and dividend income on investment securities, Federal Home Loan Bank stock and interest-bearing deposits with other financial institutions decreased $28,000, or 6.8%, for the nine months ended September 30, 2004 to $386,000 from $414,000 for the nine months ended September 30, 2003. The change was a result of a slight decrease in yields on the securities portfolio to 2.9% at September 30, 2004 from 3.0% at September 30, 2003. The average balance of the securities portfolio dropped slightly to $16.9 million for the nine months ended September 30, 2004 from $17.5 million one year ago.

INTEREST EXPENSE. The increase in interest expense of $18,000 for the nine months ended September 30, 2004 was primarily due to the additional Federal Home Loan Bank advances obtained during the first nine months of 2004. Average Federal Home Loan Bank advances increased by $5.7 million to $13.9 million for the nine months ended September 30, 2004 from $8.2 million for the nine months ended September 30, 2003. The increase in average Federal Home Loan Bank advances, partially offset by lower rates on those borrowings resulted in a net increase in interest costs of $67,000 as interest expense on Federal Home Loan Bank advances was $273,000 for the nine months ended September 30, 2004 compared to $206,000 the previous year. This increase was mostly offset by reduced interest costs on deposits of $49,000 as interest expense totaled $387,000 for the first nine months through September 30, 2004 compared to $436,000 for the same period one year ago. Overall, the average outstanding balance of deposits increased by $2.1 million to $31.8 million for the nine months ended September 30, 2004 compared to $29.7 million for the previous year. The average certificate of deposit balances decreased by $700,000 to $14.9 million for the nine months ended September 30, 2004 from $15.6 million for the nine months ended September 30, 2003. The average yield on interest-bearing liabilities decreased from 2.3% at September 30, 2003 to 1.9% at September 30, 2004, due primarily to the lower market rates of interest on the new fundings. Additional borrowings and increases in interest-bearing liabilities were used to fund the growth in loans in order to implement our leverage strategy to increase interest-earning assets.

ALLOWANCE FOR LOAN LOSSES. There was no benefit or provision for loan losses for the nine months ended September 30, 2004. The allowance for loan losses as a percent of total loans was 1.0% at September 30, 2004 as compared to 1.3% at September 30, 2003. The Bank's management believes that the allowance for loan losses covers known identifiable loan losses as well as estimated losses inherent in the portfolio for which the losses are probable but not specifically identifiable.

NONINTEREST INCOME. Noninterest income amounted to $118,000 for the nine months ended September 30, 2004, compared to $175,000 for the nine months ended September 30, 2003. For the nine months ended September 30, 2003, gain on the sale securities was $55,000, while there was no gain or loss in the nine months ended September 30, 2004. Fees paid to the Bank by a mortgage banking company for referred loans for closing, but were not accepted for the Bank's portfolios, were recorded as loan commissions and totaled $13,000 in the nine months ended September 30, 2004 and $46,000 in the nine months ended September 30, 2003. There was a gain on the sale of loans of $25,000 in the nine months ended September 30, 2004 compared to a net gain of $11,000 in the nine months ended September 30, 2003. Fees received and paid on loans that are closed by the mortgage banking company and placed in the Bank's portfolio are deferred and amortized as an adjustment of yield.

NONINTEREST EXPENSE. Noninterest expense increased $179,000, or 18.6%, to $1.14 million for the nine months ended September 30, 2004 compared to $965,000 for the nine months ended September 30, 2003. The increase during 2004 was primarily due to overall increases in salary and benefits of $82,000, professional fees of $49,000, occupancy and equipment expense of $13,000, postage of $4,000 and miscellaneous fees totaling $37,000. These increases were partly offset by a decrease in supplies of $7,000.

Salaries and employee benefits represented 52.8% and 54.1% of total noninterest expense for the nine months ended September 30, 2004 and 2003, respectively. Total salaries and employee benefits increased $82,000, or 15.7%, to $604,000 for the nine months ended September 30, 2004 from $522,000 for the same period in 2003. The increase was due to increased net mortgage origination costs in 2004. Additional expenses were incurred with the addition of one full-time equivalent employee to the current workforce besides the annual employee insurance premiums and normal salary increases, bonuses and vacation accruals

Federal income tax expense for the first nine months of 2004 was $14,000. In the first nine months of 2003, federal income tax expense was $4,000.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At September 30, 2004, the total approved loan commitments unfunded amounted to $4.7 million, which includes the unadvanced portion of loans of $3.4 million. Certificates of deposits and advances from the Federal Home Loan Bank of Boston scheduled to mature in one year or less at September 30, 2004, totaled $11.2 million and $10.7 million, respectively. Based on historical experience, we believe that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At September 30, 2004, we had available additional advances from the Federal Home Loan Bank of Boston in the amount of $1.1 million.

CAPITAL

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity was $5.3 million at September 30, 2004, or 8.0%, of total assets on that date. As of September 30, 2004, we exceeded all regulatory capital requirements. Our regulatory capital ratios at September 30, 2004 were as follows: core capital 7.21%; Tier I risk-based capital 18.53% and total risk-based capital 19.78%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
         PROCEEDS

        Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

ITEM 5. OTHER INFORMATION

        Not applicable

ITEM 6. EXHIBITS

(a)     Exhibits

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

                                           Monadnock Community Bancorp, Inc.



Date: November 15, 2004                    /s/ William M. Pierce, Jr.
                                           --------------------------
                                           William M. Pierce, Jr.
                                           President and Chief Executive Officer


                                           /s/ Donald R. Blanchette
                                           --------------------------
                                           Donald R. Blanchette
                                           Chief Financial Officer