Form 10-K
period 2004-12-31
MONADNOCK COMMUNITY BANCORP INC
filed 2005-03-24
CIK 1283899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Fiscal Year Ended December 31, 2004

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______________ to _________________

                      Commission File Number: 000-50810

                      Monadnock Community Bancorp, Inc.
           (Exact Name of Registrant as Specified in its Charter)

            Federal                                     42-1634975
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

1 Jaffrey Road, Peterborough, NH                           03458
(Address of Principal Executive Offices)                 (Zip Code)

                               (603) 924-9654
            (Registrant's Telephone Number, including area code)

        Securities Registered Pursuant to Section 12 (b) of the Act:

                                    None

        Securities Registered Pursuant to Section 12 (g) of the Act:

                   Common Stock, par value $.01 per share
                              (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities
Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and
(2) has been subject to such requirements for the past 90 days.  Yes (X) No ( )

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

      State issuer's revenues for its most recent fiscal year ... $2,756,442

      As of March 14, 2005, there were 939,631 shares issued and outstanding of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on March 14, 2005 ($11.35) was $4,149,356.

                     DOCUMENTS INCORPORATED BY REFERENCE

1.  Proxy Statement for the 2005 Annual Meeting of Stockholders
    (Parts I and III).
2. Annual Report to Shareholders for the fiscal year ended December 31, 2004 (Parts II and IV).

                                   PART I

ITEM 1.     BUSINESS
--------------------

Forward Looking Statements

      This Annual Report contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, commercial and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

Monadnock Community Bancorp, Inc.

      Monadnock Community Bancorp, Inc. (or the "Company") is a federal corporation which was incorporated in June 2004 as part of the mutual holding company reorganization of Monadnock Community Bank (or the "Bank"). Our principal asset is our investment in Monadnock Community Bank. We are a majority owned subsidiary of Monadnock Community Bancorp, MHC, a federally chartered mutual holding company. In connection with the reorganization, we sold 422,834 shares of our common stock and issued 516,797 shares to our mutual holding company parent. The net proceeds from our stock offering totaled $2.7 million. At December 31, 2004, Monadnock Community Bancorp, Inc. had consolidated assets of $70.8 million, deposits of $46.1 million and shareholders' equity of $5.2 million. Our executive office is located at 1 Jaffrey Road, Peterborough, New Hampshire 03458 and our telephone number is
(603) 924-9654.

Monadnock Community Bank

      As a community based financial institution, our principal business has historically consisted of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including residential and commercial real estate and general business assets. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities, fee structures, and level of personal income and savings. Lending activities are influenced by the demand for funds, interest rate levels, the number and quality of lenders, and regional economic cycles. Our sources of funds for lending activities include deposits, borrowings, payments on loans, maturities of securities and income provided from operations.

Competition

      We face strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from mortgage bankers. We also face competition from other commercial banks with respect to commercial business loans.

      In the past, we have attracted all of our deposits through our home office. With the acquisition of a branch in Winchendon, Massachusetts in October 2004, we began attracting deposits in this area as well as through our Peterborough, New Hampshire location. Competition for those deposits is principally from savings institutions, commercial banks, brokerage firms, credit unions and mutual funds. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. As of December 31, 2004, we believe that we hold less than 1.0% of the deposits in Hillsborough and Cheshire Counties in New Hampshire and Worcester County in Massachusetts. We also have less than a 1.0% share of the loan market in these counties.

Market Area

      We intend to continue to be a community oriented financial institution offering a variety of financial services to primarily meet the needs of the western Hillsborough and eastern Cheshire Counties in New Hampshire and northern Worcester County in Massachusetts we serve. Our market area is predominately rural in nature. The employer base is varied with manufacturing, educational and service companies. Population growth has been slightly positive over the past few years.

Lending Activities

      General. We originate one- to four-family residential loans. We also originate commercial real estate loans and commercial business loans and home equity loans and to a lesser extent, multi-family residential loans and consumer loans, primarily automobile loans. At December 31, 2004, our net loan portfolio totaled $35.6 million. One- to four-family residential real estate mortgage loans represented $19.3 million, or 54.10%, of our loan portfolio at December 31, 2004. Commercial real estate and commercial business loans totaled $9.6 million and $3.1 million, respectively, and represented 26.78% and 8.72%, respectively of the total loan portfolio at December 31, 2004. Home equity loans totaled $2.8 million and represented 7.74% of the total loan portfolio.

      At December 31, 2004, the maximum amount which we could have loaned to any one borrower and the borrower's related entities under applicable regulations was generally $650,000. We also utilize credit enhancements provided by the U.S. Small Business Administration, the U.S.D.A. and other agencies which guarantee a major portion of specific loans. Our five largest lending relationships at December 31, 2004 were as follows: (1) a $802,000 loan to finance the operations and expansion of a golf course of which $527,000 is guaranteed by the Small Business Administration, (2) a $602,000 loan relationship to fund a paving and plowing company of which $125,000 is guaranteed by the Small Business Administration, and the financing of a multi-family residence and one- to four-family residence (3) a $487,000 loan to finance the purchase of land and construction of a church,
(4) a $484,000 loan to finance the purchase and fit-up costs of a building to be used as a new dental office of which $363,000 is guaranteed by the Small Business Administration, and (5) a $450,000 loan for the purchase of an antiques and fine arts retail gallery.

      Loan Portfolio Composition. The following table presents information concerning the composition of Monadnock Community Bank's loan portfolio in dollar amounts and in percentages as of the dates indicated.


                                                       At December 31,
                                         ------------------------------------------
                                                 2004                   2003
                                         -------------------    -------------------
                                          Amount     Percent     Amount     Percent
                                         --------    -------    --------    -------
                                                   (Dollars in Thousands)

Real Estate
-----------
One- to four-family                      $19,338      54.10%    $16,458      53.27%
Home equity                                2,766       7.74       2,025       6.55
Commercial                                 9,573      26.78       8,352      27.04
Multi-family                                 614       1.72         543       1.76
                                         -------     ------     -------     ------
  Total real estate loans                 32,291      90.34      27,378      88.62

Other loans
-----------
Commercial business                        3,118       8.72       3,116      10.09
Consumer                                     336       0.94         399       1.29
                                         -------     ------     -------     ------
  Total other loans                        3,454       9.66       3,515      11.38
                                         -------     ------     -------     ------

  Total loans                             35,745     100.00%     30,893     100.00%
                                                     ======                 ======

Add (Deduct):
  Net deferred loan origination costs        182                    155
  Allowance for loan losses                 (325)                  (320)
                                         -------                -------
    Total loans, net                     $35,602                $30,728
                                         =======                =======

      The following table shows the composition of Monadnock Community Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.


                                                      At December 31,
                                         -----------------------------------------
                                                 2004                   2003
                                         -------------------    ------------------
                                          Amount     Percent     Amount    Percent
                                         -------     -------    -------    -------
                                                   (Dollars in Thousands)

FIXED-RATE LOANS

Real Estate
-----------
One- to four-family                      $11,498      32.17%    $ 9,777     31.65%
Commercial                                   171       0.48         242      0.78
                                         -------     ------     -------    ------
  Total real estate loans                 11,669      32.65      10,019     32.43
                                         -------     ------     -------    ------

Other loans
-----------
Commercial non-mortgage                    1,143       3.20       1,009      3.27
Consumer                                     319       0.89         399      1.29
                                         -------     ------     -------    ------
  Total other loans                        1,462       4.09       1,408      4.56
                                         -------     ------     -------    ------

  Total fixed-rate loans                  13,131      36.74      11,427     36.99
                                         -------     ------     -------    ------

ADJUSTABLE-RATE LOANS

Real Estate
-----------
One- to four-family                        7,840      21.93       6,681     21.63
Home equity                                2,766       7.74       2,025      6.55
Commercial                                 9,402      26.30       8,110     26.25
Multi-family                                 614       1.72         543      1.76
                                         -------     ------     -------    ------
  Total real estate loans                 20,622      57.69      17,359     56.19
                                         -------     ------     -------    ------

Other Loans
-----------
Commercial business                        1,975       5.52       2,107      6.82
Consumer                                      17       0.05          --        --
                                         -------     ------     -------    ------
  Total other loans                        1,992       5.57       2,107      6.82
                                         -------     ------     -------    ------

  Total adjustable loans                  22,614      63.26      19,466     63.01
                                         -------     ------     -------    ------

  Total loans                             35,745     100.00%     30,893    100.00%
                                                     ======                ======

Add (Deduct):
  Net deferred loan origination costs        182                    155
  Allowance for loan losses                 (325)                  (320)
                                         -------                -------
    Total loans, net                     $35,602                $30,728
                                         =======                =======

      Loan Maturity and Yields. The following table sets forth certain information at December 31, 2004 regarding the dollar amount of loans maturing in Monadnock Community Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.


                                                                        Real Estate
                                   -------------------------------------------------------------------------------------
                                   One- to Four-Family        Commercial           Multi-Family           Home Equity
                                   -------------------    ------------------    ------------------    ------------------
                                              Weighted              Weighted              Weighted              Weighted
                                               Average               Average               Average               Average
              Due                   Amount      Rate      Amount      Rate      Amount      Rate      Amount      Rate
-------------------------------    -------    --------    ------    --------    ------    --------    ------    --------
                                                                   (Dollars in Thousands)

Within 1 year                      $   307      6.81%     $   --        --%      $ --         --%     $   --        --%
After 1 Year Through 3 Years           125      5.89         105      5.28         --         --          --        --
After 3 Years through 5 Years          314      6.04         117      7.04         --         --          66      5.00
After 5 Years through 10 Years       3,262      5.40       1,814      6.67         --         --       2,700      5.20
After 10 Years through 15 Years      7,865      5.09       1,382      6.62         --         --          --        --
Over 15 Years                        7,465      5.10       6,155      6.50        614       5.94          --        --
                                   -------      ----      ------      ----       ----       ----      ------      ----
Total                              $19,338      5.19%     $9,573      6.54%      $614       5.94%     $2,766      5.19%
                                   =======      ====      ======      ====       ====       ====      ======      ====


                                         Consumer         Commercial Business           Total
                                   -------------------    -------------------    -------------------
                                              Weighted              Weighted                Weighted
                                               Average               Average                 Average
              Due                   Amount      Rate      Amount      Rate        Amount      Rate
-------------------------------    -------    --------    ------    --------     -------    --------
                                                        (Dollars in Thousands)

Within 1 year                        $ 11       9.00%     $  357      6.60%      $   675      6.74%
After 1 Year Through 3 Years          211       7.13         604      6.02         1,045      6.15
After 3 Years through 5 Years         114       6.78         919      7.05         1,530      6.73
After 5 Years through 10 Years         --         --       1,238      7.17         9,014      5.84
After 10 Years through 15 Years        --         --          --        --         9,247      5.32
Over 15 Years                          --         --          --        --        14,234      5.73
                                     ----       ----      ------      ----       -------      ----
Total                                $336       7.07%     $3,118      6.85%      $35,745      5.73%
                                     ====       ====      ======      ====       =======      ====

      The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2004 that are contractually due after December 31, 2005.


                               Due After December 31, 2005
                            --------------------------------
                             Fixed     Adjustable     Totals
                            -------    ----------    -------
                                     (In thousands)

One- to four- family        $11,495      $ 7,536     $19,031
Commercial real estate          171        9,402       9,573
Multi-family real estate                     614         614
Home equity                                2,766       2,766
Consumer                        308           17         325
Commercial business           1,065        1,696       2,761
                            -------      -------     -------
                            $13,039      $22,031     $35,070
                            =======      =======     =======

      One- to Four-Family Residential Lending. Rather than process this type of loan in-house, we use the services of an unaffiliated mortgage banking company to originate the majority of one- to four-family loans on our behalf in order to provide this service to our customers in a cost-effective manner. Monadnock Community Bank has no ownership interest in this company or any common employees or directors. These loans are generally underwritten in accordance with secondary market standards that we have approved. Our lending staff takes the loan applications and prepares the material for submission to the mortgage banking company for underwriting, final processing and closing. These loans are funded by the mortgage banking company with an option for Monadnock Community Bank to purchase the loan upon funding. For the year ended December 31, 2004 we accepted for our portfolio $3.8 million of the $6.6 million of loans originated through this program. We generally retain in our portfolio all adjustable rate single-family loans that we acquire through this relationship.

      Through our relationship with the mortgage banking company, we can assist applicants to obtain financing, but we are not required to commit to portfolio any loan. The decision whether to acquire the loan is made at the time the borrower's application is submitted to the mortgage company. We typically acquire the servicing rights in order to best assist the customer relationship. These loans are acquired from the mortgage company without recourse or any right against the mortgage company to require a loan to be repurchased from us.

      Fees we collect from the mortgage company for loans not acquired by us are recorded as commission income. If we have committed to acquire the loan at closing the fee is deferred, to the extent it exceeds the amount paid to our in-house loan originators to originate the loan, and amortized over the contractual life of the loan under the interest method. The fees we pay to acquire the loan and servicing rights are deferred as part of the loan balance and amortized over the contractual life of the loan under the interest method. If we originated loans without the use of the mortgage company, the direct costs of origination, primarily salaries and wages, would be deferred and amortized over the contractual life of the loans. Any origination fees collected from the borrower would be deferred as a reduction of the loan balance and amortized over the contractual life of the loan.

      We account for loans acquired from our mortgage banking company relationship as loan originations since at the time the application of the borrower is submitted to the mortgage company we have committed to purchase the loan from the mortgage company at the date of funding or closing. We receive a fee of 0.65% of the loan balance from the mortgage company for each loan we refer to it whether or not we acquire the loan. We pay a fixed aggregate fee to the mortgage company of 1.35% of the loan balance (0.75% for the servicing rights and 0.60% origination fee) and pay the mortgage company the principal balance of the loan regardless of the market value of the loan on the acquisition date. At December 31, 2004, our one- to four-family residential mortgage loans totaled $19.4 million, or 54.1%, of our gross loan portfolio.

      These loans are underwritten based on the applicant's employment and credit history and the appraised value of the subject property. Loans are generally made up to 80% of the lesser of the appraised value or the purchase price of the property. Should a loan be granted with a loan-to-value ratio in excess of 80%, private mortgage insurance is required in order to reduce the debt exposure below 80%. Properties securing our one- to four-family loans are generally appraised by independent fee appraisers approved by the board of directors. Borrowers obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.

      One- to four-family mortgage loans are originated on a fixed-rate and adjustable-rate basis. The pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our internal needs. Adjustable-rate loans are tied to a variety of indices including a rate based on U. S. Treasury securities adjusted to a constant maturity of one year. A majority of the adjustable rate loans carry an initial fixed rate of interest for either three or five years which then convert to an interest rate that is adjusted annually based upon the applicable index. Home mortgages are structured with up to a 30 year maturity. All of our one- to-four family loans originated or purchased are secured by properties located primarily in Hillsborough and Cheshire Counties. All our real estate loans contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

      Commercial Real Estate Lending. We offer commercial real estate loans. These loans are secured primarily by small retail establishments and small office buildings located in our primary market area. At December 31, 2004, commercial real estate loans totaled $9.6 million, or 26.8%, of our gross loan portfolio. Our largest commercial real estate loan relationship at December 31, 2004, was a $802,000 loan secured by a golf course and other assets. This loan carries a guarantee by the Small Business Administration covering $527,000, or 65.7%, of the total principal and up to 120 days of interest.

      We originate primarily adjustable-rate commercial real estate loans. The interest rate on these loans is tied to a variety of indices, including a rate based on the constant maturity of one year U.S. Treasury securities. A majority of our adjustable-rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the index. Loan-to-value ratios on our commercial real estate loans do not exceed 75% of the appraised value of the property securing the loan. These loans require monthly payments, amortize up to 20 years and may carry pre-payment penalties.

      Loans secured by commercial real estate are underwritten based on the income producing potential of the property, the financial strength of the borrower and any guarantors. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We may require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial real estate loans are generally performed by independent state licensed fee appraisers approved by the board of directors. The properties securing our commercial real estate loans are primarily located in New Hampshire.

      Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired. Our loan portfolio possesses increased risk due to our substantial number of commercial real estate and commercial business loans, which could increase the level of our provision for loan losses.

      Commercial Business Lending. We also offer commercial business loans. These loans are secured primarily by the assets of the business such as equipment, receivables and inventory. At December 31, 2004, commercial business loans totaled $3.1 million, or 8.7%, of our gross loan portfolio. The loans are typically secured by a combination of equipment, inventory and receivables. Our largest commercial business loan relationship at December 31, 2004, was a $267,730 loan to an advertising specialty business secured by accounts receivable, inventory and all other assets.

      We also originate commercial business loans guaranteed by the Small Business Administration. Repayment of the principal of such loans is partially guaranteed by the Small Business Administration in a range from 50% to 90% of the principal depending upon the type of loan, the amount of the loan and the business of the borrower. At December 31, 2004, we had $1,480,000 in commercial business loans originated with guarantees by the Small Business Administration, $965,000 of which is guaranteed by the Small Business Administration.

      We originate fixed and adjustable-rate commercial business loans. The interest rate on these loans is tied to a variety of indices, including the prime rate as published in the Wall Street Journal. A majority of our adjustable-rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the index.

      Commercial loans are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on these loans are often dependent on the successful operation or management of the business, repayment of such loans may be subject to adverse conditions in the economy. If the cash flow from the business is reduced, the borrower's ability to repay the loan may be impaired. Interest rates on these loans are generally higher than interest rates charged on one- to four-family residential mortgage loans to compensate us for the greater degree of credit risk involved in this type of lending. Our loan portfolio possesses increased risk due to our substantial number of commercial real estate and commercial business loans, which could increase the level of our provision for loan losses.

      Home-Equity Residential Lending. We currently originate both fixed home equity loans and home equity lines of credit. At December 31, 2004, such loans totaled $2.8 million or 7.7% of our gross loan portfolio. We generally underwrite these loans based on the applicant's employment and credit history. Presently, we lend up to 80% of the real estate tax assessment value less any first liens. We require our borrowers to obtain hazard insurance and flood insurance, if necessary, in an amount not less than the value of the property improvements. Our home equity lines of credit carry adjustable interest rates based upon the prime rate of interest. All home equity loans have a maximum maturity of 15 years and home equity lines have a maturity of 20 years with a ten year draw period. We currently retain and service these loans.

      Multi-Family Residential Lending. We also offer multi-family residential loans. These loans are secured by real estate located in our primary market area. At December 31, 2004, multi-family residential loans totaled $614,000, or 1.7%, of our gross loan portfolio.

      Our multi-family residential loans are originated with adjustable interest rates only. We use a number of indices to set the interest rate, including a rate based on the constant maturity of one year U.S. Treasury securities. A majority of our adjustable rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the applicable index. Loan-to-value ratios on our multi-family residential loans do not exceed 75% of the appraised value of the property securing the loan. These loans require monthly payments and amortize over a period of up to 20 years. We originate these loans through our staff. We retain all of the multi-family loans we originate, while selling participations to manage our exposure to any one borrower.

      Loans secured by multi-family residential real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We may require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family residential loans are performed by independent state licensed fee appraisers approved by the board of directors.

      Loans secured by multi-family residential properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans and home equity loans. Because payments on loans secured by multi-family residential properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired.

      Consumer Loans. Currently we offer loans secured by new and used automobiles and by deposit accounts, and we make a limited number of unsecured loans. Consumer loans generally have shorter terms to maturity than mortgage loans, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. At December 31, 2004, our consumer loan portfolio totaled $336,000, or 0.94%, of our gross loan portfolio.

      Consumer loans may entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets, such as automobiles. We generally charge higher rates of interest for this type of lending as compared to one- to four-family residential mortgage loans to compensate us for the added credit risk. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Loan Originations, Purchases, Sales and Repayments

      All loan applications are taken through employees located at our office. Following approval of a loan application, we issue a loan commitment containing certain terms and conditions which must be complied with by the borrower before we are obligated to fund the loan. Walk-in customers and referrals from our current customer base, advertisements and real estate brokers are also important sources of loan originations. While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market area. Demand is affected by local competition and the interest rate environment. The one- to four-family loans we acquire through our mortgage banking company relationship are not considered purchases for financial reporting purposes. We have sold participation interests in commercial real estate and commercial business loans and multi-family loans to manage our limitation on loans-to-one borrower.

Asset Quality

      Collection Procedures. We have established a loan collection policy for delinquent loans. For one- to four-family residential, multi-family, commercial real estate loans and commercial business loans serviced by us, a delinquency notice is sent to the borrower when the loan is eight days past due. When the loan is 20 days past due, we contact the borrower requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current. If an acceptable repayment plan has not been agreed upon, loan personnel will generally take action to foreclose on the real estate collateral or seize the other security for the loan. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current in the case of a residential mortgage loan and 10 days in the case of a commercial mortgage loan. Once the loan becomes 60 days delinquent, and an acceptable repayment plan has not been agreed upon, the servicing officer will initiate foreclosure or repossession of the collateral in the case of a non-real estate loan.

      When a borrower fails to make a timely payment on a consumer loan, a delinquency notice is sent when the loan is over 10 or 15 days past due, depending on the type of loan. Following such time, and generally within 20 days of the delinquency, our staff contacts the borrower by telephone to determine the reason for delinquency and to request payment of the delinquent amount in full or the establishment of an acceptable repayment plan to bring the loan current. If the borrower is unable to make or keep payment arrangements, additional collection action is taken in the form of repossession of collateral for secured loans and small claims or legal action for unsecured loans.

      Delinquent Loans. The following table sets forth our loans delinquent 60 to 89 days and over 90 days or more past due by type, number, amount and percentage of delinquent loans to total gross loans at December 31, 2004.


                                       Loans Delinquent For:
                          ----------------------------------------------            Total
                                60-89 Days            90 Days or More          Delinquent Loans
                          ---------------------    ---------------------    ---------------------
                                                   (Dollars in Thousands)
                                      Principal                Principal                Principal
                          Number      Balance      Number      Balance      Number      Balance
                          of Loans    of Loans     of Loans    of Loans     of Loans    of Loans
                          --------    ---------    --------    ---------    --------    ---------
                                                   (Dollars in Thousands)

One- to four-family           --        $  --          --        $  --          --        $  --
Home equity                   --           --          --           --          --           --
Commercial real estate        --           --           1          199           1          199
Multi-family                  --           --          --           --          --           --
Commercial business            1           60          --           --           1           60
Consumer                      --           --          --           --          --           --
                            ----        -----        ----        -----        ----        -----
Total                          1        $  60           1        $ 199           2        $ 259
                            ====        =====        ====        =====        ====        =====
Delinquent loans to
 total gross loans                       0.17%                    0.56%                    0.73%

      Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Non-performing assets consist of non-accrual loans, accruing loans past due 90 days and more and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. Generally, all loans past due 90 days and over are classified as non-accrual. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.

      Foreclosed assets consist of real estate and other assets which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at the lower of their estimated fair value less selling costs or the loan balance, with any write-down charged against the allowance for loan losses. At both dates presented, we had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.


                                                    At December 31,
                                                    2004      2003
                                                    ----      ----
                                                (Dollars in Thousands)

      Nonaccrual loans:
      One- to four-family                           $ --      $ 62
      Home equity                                     --        --
      Commercial real estate                         199        95
      Multi-family                                    --        --
      Commercial business                             --        --
      Consumer                                        --        --
                                                    ----      ----
      Total                                          199       157

      Repossessed assets                              13        13
                                                    ----      ----

      Total non-performing assets(1)                $212      $170
                                                    ====      ====

      Non-performing loans to total loans(1)        0.56%     0.51%

      Non-performing assets to total assets         0.30%     0.39%

--------------------
<F1>  Loan for $95,000 is impaired for 2003, as defined in SFAS No. 114, but paying current.

      For the year ended December 31, 2004 and 2003, $6,123 and $16,462, respectively, of gross interest income would have been recorded had the non-accruing loans been current in accordance with their original terms. No interest income was recorded on non-accruing loans during the respective periods.

      Classified Assets. Regulations provide for the classification of loans and other assets, such as debt and equity securities considered by regulators to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses are designated as "special mention" by management.

      When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision and the FDIC, which may order the establishment of additional general or specific loss allowances.

      In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified assets represented 8.3% of our equity capital and 0.61% of our total assets at December 31, 2004. Monadnock Community Bank also had $652,000 and $522,000 of special mention assets at December 31, 2004 and 2003, respectively.

      The aggregate amount of our classified assets at the dates indicated were as follows:


                                       At December 31,
                                       ---------------
                                       2004       2003
                                       ----       ----
                                        (In Thousands)

                      Loss             $ --       $ --
                      Doubtful           --         --
                      Substandard       435        735
                                       ----       ----
                      Total            $435       $735
                                       ====       ====

      Our classified assets are primarily comprised of commercial real estate loans originated by previous management. Monadnock Community Bank's current management has focused on improving credit monitoring of these loans. The largest classified asset as of December 31, 2004 is a $237,000 loan relationship to fund a combined business and residential property in an amount of $188,000 and a portion of a substandard loan to finance a self storage center that is not guaranteed by the United States Department of Agriculture, in an amount of $49,000. As of December 31, 2004 and 2003, substandard assets included $62,000 and $108,000, respectively, of nonperforming assets with allocated allowances of $6,000 and $14,000, respectively.

      Allowance for Loan Losses. We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include loss ratio analysis by type of loan and specific allowances for identified problem loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

      The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans. Changes in risk evaluations of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience as well as on significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

      The appropriateness of the allowance is reviewed and established by management quarterly based on then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan. Senior management reviews these conditions quarterly in discussions with our senior credit officers. To the extent that any of these conditions is evidenced by a known identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a known identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the loss related to this condition is reflected in the general allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with known problem credits or portfolio segments.

      Management also evaluates the adequacy of the allowance for loan losses based on a review of individual loans, historical loan loss experience, the value and adequacy of collateral, and economic conditions in our market area. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. For all specifically reviewed loans for which it is probable that Monadnock Community Bank will be unable to collect all amounts due according to the terms of the loan agreement, Monadnock Community Bank determines impairment by computing a fair value either based on discounted cash flows using the loan's initial interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans that are collectively evaluated for impairment and are excluded from specific impairment evaluation, and their allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

      Because the allowance for loan losses is based on estimates of losses inherent in the loan portfolio, actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust known and inherent loss estimates based upon any more recent information that has become available. In addition, management's determination as to the amount of our allowance for loan losses is subject to review by the Office of Thrift Supervision and the FDIC, which may require the establishment of additional general or specific allowances based upon their judgment of the information available to them at the time of their examination of Monadnock Community Bank.

      At December 31, 2004, our allowance for loan losses was $325,000 or 0.91% of the total loan portfolio and 163.32% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is at an amount that will absorb reasonable estimated loan losses inherent in our loan portfolios.

      The following table sets forth an analysis of our allowance for loan losses.


                                                 Years Ended December 31,
                                                 ------------------------
                                                     2004        2003
                                                    ------      ------
                                                 (Dollars in Thousands)

Balance at beginning of period                      $  320      $  370

Charge-offs:
  One-to four-family                                    --          --
  Home equity                                           --          --
  Commercial                                            (3)         --
  Multi-family                                          --          --
  Commercial business                                   --          --
  Consumer                                              --          (1)

Recoveries:
  One-to four-family                                     7          --
  Home equity                                           --          --
  Commercial                                             1          --
  Multi-family                                          --          --
  Commercial business                                   --          --
  Consumer                                              --           1
                                                    ------      ------

Net (charge-offs) recoveries                             5          --

Provision (benefit) for loan losses                     --         (50)
                                                    ------      ------

Balance at end of period                            $  325      $  320
                                                    ======      ======

Net charge-offs (recoveries) to average loans
 during this period (1)                              (0.15)%        --

Net charge-offs to average non-
 performing loans during this period                 (2.79)%        --

Allowance for loan losses to non-
 performing loans                                   163.32%     203.82%

Allowance as a % of total loans
 (end of period)(1)                                   0.91%       1.04%

--------------------
<F1>  Total loans are net of deferred fees and costs

      Monadnock Community Bank recorded a benefit (instead of a provision) for loan losses for the year ended December 31, 2003, primarily as a result of the payoff and upgrade of approximately $1.1 million of residential real estate loans originated by prior management for which higher allowance for loan losses had been allocated due to their weak historical performance. We believe that our allowance for loan losses is at an amount that will absorb known identifiable loan losses as well as estimated losses inherent in the portfolio for which the losses are probable but not identifiable.

      The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.


                                                                 At December 31,
                                   --------------------------------------------------------------------------
                                                   2004                                   2003
                                   -----------------------------------    -----------------------------------
                                                           Percent of                             Percent of
                                                           Gross Loans                            Gross Loans
                                             Percent of      in Each                Percent of      in Each
                                             Allowance      Category                Allowance      Category
                                              to Total      to Total                 to Total      to Total
                                   Amount    Allowance     Gross Loans    Amount    Allowance     Gross Loans
                                   ------    ----------    -----------    ------    ----------    -----------
                                                             (Dollars in Thousands)

Secured by real estate              $269        82.77%        90.34%       $248        77.50%        88.60%

Commercial business                   50        15.38          8.72          64        20.00         10.10

Consumer                               6         1.85          0.94           8         2.50          1.30
                                    ----       ------        ------        ----       ------        ------

Total Allowance for Loan Losses     $325       100.00%       100.00%       $320       100.00%       100.00%
                                    ====       ======        ======        ====       ======        ======

Investment Activities

      General. Under the direction and guidance of the asset/liability management committee and board policy, our president has the basic responsibility for the management of our investment portfolio. Various factors are considered when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated short and long term interest rates, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

      Liquidity. We are required by federal regulations to maintain liquid assets in an amount necessary to support our operations and are also permitted to make certain other securities investments. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided.

      We are authorized to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federal savings associations may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings association is otherwise authorized to make directly.

      Mortgage-Backed Securities. We invest in mortgage-backed securities as part of our asset liability management strategy. Management believes that mortgage-backed securities represent attractive investment opportunities relative to other investments due to the wide variety of maturity and repayment options available through such investments. Our mortgage-backed securities are purchased as an alternative to mortgage loans. At December 31, 2004, we held $30.7 million of mortgage-backed securities. Our mortgage-backed securities are guaranteed by either Ginnie Mae or Freddie Mac, United States Government sponsored enterprises.

      SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Our current strategy is to hold all securities as available for sale, recorded at fair value.

      The following table sets forth the composition of our investment portfolio at the dates indicated.


                                                      At December 31,
                                        ------------------------------------------
                                                2004                   2003
                                        -------------------    -------------------
                                        Carrying     % of      Carrying     % of
                                          Value      Total       Value      Total
                                        --------     -----     --------     -----
                                                  (Dollars in Thousands)

Securities Available for Sale:
Mortgage-backed securities:
  Ginnie Mae                            $28,084      91.52     $10,073     100.00
  Freddie Mac                             2,603       8.48          --         --
                                        -------     ------     -------     ------
Total                                   $30,687     100.00%    $10,073     100.00%
                                        -------     ------     -------     ------

Other earnings assets:
  Interest-bearing deposits in other
   financial institutions                   519      28.22%      1,381      70.24%
  Federal Home Loan Bank stock            1,220      66.34         485      24.67
  Other investments                         100       5.44         100       5.09
                                        -------     ------     -------     ------
Total                                     1,839     100.00%      1,966     100.00%
                                        -------     ======     -------     ======

Total                                   $32,526                $12,039
                                        =======                =======

      While our mortgage-backed securities carry a reduced credit risk as compared to whole loans due to their issuance under government agency sponsored programs, they remain subject to the risk that a fluctuating interest rate environment, along with other factors like the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the mortgage loans and so affect both the prepayment speed, and value, of the investment securities. As a result of these factors, the estimated average lives of these securities will be shorter than the contractual maturities as shown on the following table.

      The maturities of the investment securities portfolio and the amortized cost and fair value, excluding Federal Home Loan Bank stock, as of December 31, 2004, are as follows:


                                                         At December 31, 2004
                               ------------------------------------------------------------------------
                                              After        After
                                              One to      Five to
                                One Year       Five          10        Over 10
                                or Less       Years        Years        Years        Total Securities
                               ---------    ---------    ---------    ---------    --------------------
                               Amortized    Amortized    Amortized    Amortized    Amortized    Fair
                                  Cost         Cost         Cost         Cost         Cost      Value
                               ---------    ---------    ---------    ---------    ---------    -----
                                                        (Dollars in Thousands)

Mortgage-backed securities       $  --        $  --        $  --      $30,733      $30,733      $30,687
                                 -----        -----        -----      -------      -------      -------
Total investment securities      $  --        $  --        $  --      $30,733      $30,733      $30,687
                                 =====        =====        =====      =======      =======      =======
Weighted average yield                                                   3.05%        3.05%

Sources of Funds

      General. Our sources of funds are deposits, payment of principal and interest on loans, interest earned on or maturation of other investment securities, borrowings, and funds provided from operations.

      Deposits. We offer a variety of deposit accounts to consumers with a wide range of interest rates and terms. Our deposits consist of certificates of deposit, savings, money market and demand deposit accounts. We have historically paid market rates on our deposit accounts. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. We do not solicit brokered deposits.

      The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, we believe that our deposits are relatively stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions. We expect to maintain a substantial majority of our certificates of deposit that are maturing in 2005 by continuing to pay market rates, providing quality service and promoting our bank as a local community bank. Our liquidity could be reduced, however, if a significant portion of the certificates of deposit are not renewed. Paying market rates to retain these deposits may increase our cost of funds and could decrease our net interest income and net interest margin. We will be able to use Federal Home Loan Bank advances to provide an alternative source of funds for any certificates of deposit that mature and are not renewed. Utilizing Federal Home Loan Bank advances is likely to increase our cost of funds.

      The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.


                                                        At December 31,
                               ----------------------------------------------------------------
                                            2004                              2003
                               ------------------------------    ------------------------------
                                                     Weighted                          Weighted
                                                      Average                           Average
                               Balance    Percent      Rate      Balance    Percent      Rate
                               -------    -------    --------    -------    -------    --------
                                                    (Dollars in thousands)

Deposit type:
Non-interest bearing demand    $ 4,418      9.59%      0.00%     $ 2,192      6.37%    0.00%
Savings                          3,317      7.20       0.71        1,740      5.05     0.50
NOW accounts                     3,440      7.46       0.63        2,731      7.93     0.43
Money market demand             11,881     25.77       1.15       13,114     38.09     0.82
                               -------    ------                 -------    ------
Total transaction accounts      23,056     50.02       0.79       19,777     57.44     0.65

Certificates of deposit         23,041     49.98       2.99       14,655     42.56     2.66
                               -------    ------                 -------    ------

Total deposits                 $46,097    100.00%      1.89%     $34,432    100.00%    1.51%
                               =======    ======                 =======    ======

      As of December 31, 2004, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $5.2 million.

      The following table sets forth the maturity of those certificates as of December 31, 2004.


                                                At
                                        December 31, 2004
                                        -----------------
                                          (In thousands)

Three months or less                          $  609
Over three months through six months             105
Over six months through one year               2,065
Over one year to three years                   2,078
Over three years                                 305
                                              ------

Total                                         $5,162
                                              ======

      Borrowings. Although deposits are our primary source of funds, we may utilize borrowings primarily as part of our asset liability management strategy, when we desire additional capacity to purchase loans or to fund loan demand. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of Boston. Principal payments due on other borrowings after December 31, 2004 are $5.7 million in 2005, $6.5 million in 2006, $1.7 million in 2007, $425,000 in 2008, $4.0 million in 2009 and
$1.0 million in years thereafter. The FHLB has the option to put and require the repayment of $4.0 million of borrowings during 2005; $1.0 million of which is at an interest rate of 3.15% maturing in 2009 if the three month LIBOR exceeds 5.00%; $3.0 million of which is at a weighted average interest rate of 3.04% maturing in 2009 if the three month LIBOR exceeds 6.50%. Additionally, the FHLB has the option to put and require the repayment of $1.0 million of borrowings during 2006 if the three month LIBOR exceeds 6.50% of which borrowings is at an interest rate of 3.99% maturing in 2014. As of December 31, 2004, the three month LIBOR was at 2.56%. Should the FHLB require repayment of the putable borrowings on the put dates, the interest cost to replace such borrowings would likely increase.

      We may obtain advances from the Federal Home Loan Bank of Boston upon the security of our mortgage loans and mortgage-backed securities. These advances may be made using several different credit programs, each of which has its own interest rate, range of maturities and call or put features. At December 31, 2004, we had $19.3 million in Federal Home Loan Bank advances outstanding. At December 31, 2004, we had total collateral available to support an additional $19.2 million in additional advances from the Federal Home Loan Bank of Boston, but our internal policy limits Federal Home Loan Bank advances to 40% of total assets which amounts to an additional $7.7 million in borrowing capacity at year end.

      The following table sets forth information as to our Federal Home Loan Bank advances for the periods indicated.


                                                      At or For the Year
                                                      Ended December 31,
                                                    ----------------------
                                                        2004       2003
                                                      -------     ------
                                                    (Dollars in Thousands)

Average balance outstanding                           $16,097     $8,148

Maximum month-end balance                              24,009      9,054

Balance at end of period                               19,364      6,747

Weighted average interest rate during the period         2.62%      3.18%

Weighted average interest rate at end of period          2.81%      2.85%

Subsidiary and Other Activities

      At December 31, 2004 Monadnock Community Bank did not have any subsidiaries.

Competition

      We face strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from mortgage bankers. We also face competition from other commercial banks with respect to commercial business loans.

      We attract all of our deposits through our home and branch office. Competition for those deposits is principally from savings institutions, commercial banks, brokerage firms, credit unions and mutual funds. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. As of December 31, 2004, we believe that we hold less than 1.0% of the deposits in Hillsborough and Cheshire Counties in New Hampshire and Worcester County in Massachusetts.

Employees

      At December 31, 2004, we had 20 full-time employees and 6 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good relationship with our employees.

REGULATION

      General. Monadnock Community Bank, as a federally-chartered savings institution, is subject to federal regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations. Monadnock Community Bank also is subject to regulation by the FDIC, which insures the deposits of Monadnock Community Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders.

      The Office of Thrift Supervision regularly examines Monadnock Community Bank and prepares reports for the consideration of Monadnock Community Bank's board of directors on any deficiencies that it may find in Monadnock Community Bank's operations. Monadnock Community Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of Monadnock Community Bank's mortgage documents. Any change in such regulations, whether by the FDIC, the Office of Thrift Supervision or Congress, could have a material adverse impact on Monadnock Community Bancorp and Monadnock Community Bank and their operations.

Monadnock Community Bancorp

      General. Monadnock Community Bancorp is a federal mutual holding company subsidiary within the meaning of Section 10(o) of the Home Owners' Loan Act. It is required to file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over Monadnock Community Bancorp and any non-savings institution subsidiaries. This permits the Office of Thrift Supervision to restrict or prohibit activities that it determines to be a serious risk to Monadnock Community Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of Monadnock Community Bancorp.

      Activities Restrictions. Monadnock Community Bancorp and its non-savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities specified by federal regulations, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies under the Bank Holding Company Act of 1956 or authorized for financial holding companies under the Gramm-Leach-Bliley Act.

      If Monadnock Community Bank fails the qualified thrift lender test, Monadnock Community Bancorp must, within one year of that failure, register as, and will become subject to, the restrictions applicable to bank holding companies.

      Mergers and Acquisitions. Monadnock Community Bancorp must obtain approval from the Office of Thrift Supervision before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for Monadnock Community Bancorp to acquire control of a savings institution, the Office of Thrift Supervision would consider the financial and managerial resources and future prospects of Monadnock Community Bancorp and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

      Waivers of Dividends by Monadnock Community Bancorp. Office of Thrift Supervision regulations require Monadnock Mutual Holding Company to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Monadnock Community Bancorp. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members;
(ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association and its stock holding company; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, in accordance with SFAS No. 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations.

      We anticipate that Monadnock Mutual Holding Company will waive dividends paid by Monadnock Community Bancorp, if any. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by Monadnock Mutual Holding Company(and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Monadnock Mutual Holding Company converts to stock form.

      Conversion of Monadnock Mutual Holding Company to Stock Form. The Office of Thrift Supervision regulations permit Monadnock Mutual Holding Company to convert from the mutual form of organization to the capital stock form of organization (a "Conversion Transaction"). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to Monadnock Community Bancorp (the "New Holding Company"), Monadnock Mutual Holding Company's corporate existence would end, and certain depositors of Monadnock Community Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Monadnock Mutual Holding Company ("Minority Stockholders") would be automatically converted into a number of shares of common stock in the New Holding Company determined by an exchange ratio that ensures that the Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Monadnock Community Bancorp immediately prior to the Conversion Transaction. Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by Monadnock Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio), if Monadnock Mutual Holding Company converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

      A Conversion Transaction requires the approval of the Office of Thrift Supervision as well as a majority of the votes eligible to be cast by the members of Monadnock Community Bancorp and a majority of the votes eligible to be cast by the stockholders of Monadnock Community Bancorp other than Monadnock Community Bancorp.

Monadnock Community Bank

      General. The Office of Thrift Supervision has extensive authority over the operations of savings institutions. As part of this authority, Monadnock Community Bank is required to file periodic reports with the Office of Thrift Supervision and is subject to periodic examinations by the Office of Thrift Supervision and the FDIC. When these examinations are conducted by the Office of

Thrift Supervision and the FDIC, the examiners may require Monadnock Community Bank to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the savings institution's total assets, to fund the operations of the Office of Thrift Supervision.

      The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies, including Monadnock Community Bank and Monadnock Community Bancorp. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Except under certain circumstances, public disclosure of final enforcement actions by the Office of Thrift Supervision is required.

      In addition, the investment, lending and branching authority of Monadnock Community Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the Office of Thrift Supervision. Federal savings institutions are also generally authorized to branch nationwide. Monadnock Community Bank is in compliance with the noted restrictions.

      Monadnock Community Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2004, Monadnock Community Bank's general lending limit under this restriction was $720,000. Monadnock Community Bank is in compliance with the loans-to-one-borrower limitation.

      The Office of Thrift Supervision, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.

      Insurance of Accounts and Regulation by the FDIC. Monadnock Community Bank is a member of the Savings Association Insurance Fund, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Savings Association Insurance Fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

      The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

      The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the Savings Association Insurance Fund will be less than the designated reserve ratio of 1.25% of Savings Association Insurance Fund insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on Savings Association Insurance Fund members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

      Since January 1, 1997, the premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions has ranged from 0 to 27 basis points. However, Savings Association Insurance Fund and Bank Insurance Fund insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 1.5 basis points for each $100 in domestic deposits annually. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in the year 2017.

      Regulatory Capital Requirements. Federally insured savings institutions, such as Monadnock Community Bank, are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards, including a tangible capital requirement, a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The Office of Thrift Supervision is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

      The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2004, Monadnock Community Bank had $262,000 in intangible assets related to the acquisition of a branch in Winchendon, Massachusetts from Fitchburg Savings Bank in the fourth quarter of 2004.

      At December 31, 2004, Monadnock Community Bank had tangible capital of $4.5 million, or 6.37% of adjusted total assets, which is approximately $3.4 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

      The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2004, Monadnock Community Bank had intangible assets as noted above which were subject to these tests. At December 31, 2004, Monadnock Community Bank had core capital equal to $4.5 million, or 6.37% of adjusted total assets, which is $1.7 million above the minimum requirement of 4.0% in effect on that date.

      The Office of Thrift Supervision also requires savings institutions to have core capital equal to 4% of risk-weighted assets ("Tier 1 Risk-Based"). At December 31, 2004, Monadnock Community Bank had Tier 1 risk-based capital of $4.5 million or 16.59% of risk-weighted assets, which is approximately $3.4 million above the minimum on such date. The Office of Thrift Supervision also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The Office of Thrift Supervision is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

      In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the Office of Thrift Supervision has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 90% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

      On December 31, 2004, Monadnock Community Bank had total risk-based capital of $4.8 million and risk-weighted assets of $27.1 million; or total capital of 17.79% of risk-weighted assets. This amount was $2.7 million above the 8.0% requirement in effect on that date.

      The Office of Thrift Supervision and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings institutions that fail to meet their capital requirements. The Office of Thrift Supervision is generally required to take action to restrict the activities of an "undercapitalized institution," which is an institution with less than either a 4.0% core capital ratio, a 4.0% Tier 1 risked-based capital ratio or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and until the plan is approved by the Office of Thrift Supervision, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The Office of Thrift Supervision is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions.

      As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

      Any savings institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered "significantly undercapitalized" will be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution that becomes "critically undercapitalized" because it has a tangible capital ratio of 2.0% or less is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the Office of Thrift Supervision must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the Office of Thrift Supervision and the FDIC, including the appointment of a conservator or a receiver.

      The Office of Thrift Supervision is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

      The imposition by the Office of Thrift Supervision or the FDIC of any of these measures on Monadnock Community Bank may have a substantial adverse effect on its operations and profitability.

      Limitations on Dividends and Other Capital Distributions. Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

      Generally, savings institutions that before and after the proposed distribution are well-capitalized and have an examination rating in one of the top two categories, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the Office of Thrift Supervision may have its dividend authority restricted by the Office of Thrift Supervision. Monadnock Community Bank may pay dividends to Monadnock Community Bancorp in accordance with this general authority.

      Savings institutions proposing to make any capital distribution need not submit written notice to the Office of Thrift Supervision prior to such distribution unless, like Monadnock Community Bank, they are a subsidiary of a holding company or would not remain well-capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain Office of Thrift Supervision approval prior to making such distribution. The Office of Thrift Supervision may object to the distribution during that 30-day period based on safety and soundness concerns.

      Liquidity. All savings institutions, including Monadnock Community Bank, are required to maintain sufficient liquidity to ensure a safe and sound operation.

      Qualified Thrift Lender Test. All savings institutions, including Monadnock Community Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2004, Monadnock Community Bank met the test with a 98.5% ratio, and has always met the test since its effectiveness.

      Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank charter or become subject to the noted restrictions applicable to national banks, unless it requalifies as a qualified thrift lender within one year of failure and remains a qualified thrift lender. If such an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new Federal Home Loan Bank borrowings and is subject to national bank limits for payment of dividends. If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

      Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of Monadnock Community Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Monadnock Community Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, Monadnock Community Bank may be required to devote additional funds for investment and lending in its local community. Monadnock Community Bank was examined for Community Reinvestment Act compliance and received a rating of satisfactory in its latest examination.

      Transactions with Affiliates. Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution's capital. Affiliates of Monadnock Community Bank include Monadnock Community Bancorp and any company which is under common control with Monadnock Community Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Office of Thrift Supervision has the discretion to treat subsidiaries of savings institutions as affiliates on a case by case basis.

      In addition, the Office of Thrift Supervision regulations prohibit a savings institution from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

      Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the Office of Thrift Supervision. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must generally be made on terms substantially the same as for loans to unaffiliated individuals.

      Privacy Requirements of the GLBA. The Gramm-Leach-Bliley Act of 1999, provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act of 1999 requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institutions' privacy policy and provide such customers the opportunity to "opt out" of the sharing of personal information with unaffiliated third parties.

      Anti-Money Laundering. On October 26, 2001, in response to the events of September 11, 2001, the President of the United States signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the "USA Patriot Act"). The USA Patriot Act significantly expands the responsibilities of financial institutions, including savings banks, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA Patriot Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

      Federal Securities Law. The stock of Monadnock Community Bancorp is registered with the SEC under the Securities Exchange Act of 1934, as amended. Monadnock Community Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

      The registration under the Securities Act of 1933 of shares of the common stock that were issued in the stock offering does not cover the resale of the shares. Shares of the common stock purchased by persons who are not affiliates of Monadnock Community Bancorp may be resold without registration. Shares purchased by an affiliate of Monadnock Community Bancorp will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Monadnock Community Bancorp meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Monadnock Community Bancorp who complies with the other conditions of Rule 144, including those that require the affiliate's sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Monadnock Community Bancorp, or the average weekly volume of trading in the shares during the preceding four calendar weeks. Provision may be made in the future by Monadnock Community Bancorp to permit affiliates to have their shares registered for sale under the Securities Act of 1933.

      Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures under the federal securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934, including Monadnock Community Bancorp.

      The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2004, Monadnock Community Bank was in compliance with these reserve requirements. Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

      Federal Home Loan Bank System. Monadnock Community Bank is a member of the Federal Home Loan Bank of Boston, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans or advances to members in accordance with policies and procedures, established by the board of directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances are required to provide funds for residential home financing.

      As a member, Monadnock Community Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Boston. At December 31, 2004, Monadnock Community Bank had $1.2 million in Federal Home Loan Bank stock, which was in compliance with this requirement. For the fiscal year ended December 31, 2004 and 2003, Monadnock Community Bank recorded $25,271 and $13,725 in dividends, respectively.

      Under federal law, the Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of Federal Home Loan Bank stock in the future. A reduction in value of Monadnock Community Bank's Federal Home Loan Bank stock may result in a corresponding reduction in Monadnock Community Bank's capital.

                                  TAXATION

Federal Taxation

      General. Monadnock Community Bancorp and Monadnock Community Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Monadnock Community Bancorp or Monadnock Community Bank. Monadnock Community Bancorp has not yet filed a federal income tax return due to its recent organization. Monadnock Community Bank's federal income tax returns have never been audited by the IRS.

      It is anticipated that Monadnock Community Bancorp will elect to file a consolidated federal income tax return with Monadnock Community Bank in 2004. Accordingly, it is anticipated that any cash distributions made by Monadnock Community Bancorp to its stockholders would be considered to be taxable dividends and not as a non-taxable return of capital to stockholders for federal and state tax purposes.

      Method of Accounting. For federal income tax purposes, Monadnock Community Bank currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on December 31st, for filing its federal income tax return.

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding five taxable years and forward to the succeeding twenty taxable years. At December 31, 2004, Monadnock Community Bank had operating loss carryovers for federal income tax purposes of approximately $160,000 which will expire in 2024 and operating loss carryforwards for state income tax purposes of approximately $227,000 which will expire in the years 2007 through 2014.

      Corporate Dividends-Received Deduction. Monadnock Community Bancorp may eliminate from its income dividends received from Monadnock Community Bank as a wholly owned subsidiary of Monadnock Community Bancorp if it elects to file a consolidated return with Monadnock Community Bank. The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

State Taxation

      The two state taxes that materially impact Monadnock Community Bancorp and Monadnock Community Bank are the New Hampshire Business Profits tax and the New Hampshire Business Enterprise tax. The New Hampshire Business Profits tax is assessed at the rate of 8.5%. For this purpose, gross business profits generally means federal taxable income subject to certain modifications provided for in New Hampshire law. The New Hampshire Business Enterprise tax is assessed at 0.75% of the total amount of payroll and certain employee benefits expense, interest expense, and dividends paid to shareholders. The New Hampshire Business Enterprise tax is applied as a credit towards the New Hampshire Business Profits tax. With the recent acquisition of a branch in Winchendon, Massachusetts during the fourth quarter of 2004, Monadnock Community Bancorp and Monadnock Community Bank will be subject to a Massachusetts excise tax rate of 10.5% based on an apportionment of income derived from Massachusetts sources, solely. For 2004, it is anticipated that the tax due to the State of Massachusetts will result in a minimum payment of $456.

ITEM2.      DESCRIPTION OF PROPERTIES
-------------------------------------

      The following table provides certain information with respect to our offices as of December 31, 2004:


                                     Owned or    Year Acquired     Net Book Value
Location                              Leased       or Leased      of Real Property
--------                             --------    -------------    ----------------

Main Office                           Leased          1998            $     --
One Jaffrey Road
Peterborough, New Hampshire 03458

Branch Office                         Owned           2004            $265,000
172 Central Street
Winchendon, Massachusetts 01475

      The net book value of our premises, land and equipment was approximately $731,000 at December 31, 2004.

ITEM 3.     LEGAL PROCEEDINGS
-----------------------------

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. At December 31, 2004, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition, results of operations, or cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------

      None.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
---------------------------------------------------------------------------

      The Company's Common Stock is traded on the over-the-counter bulletin board under the symbol "MNCK".

      The following table sets forth the range of the high and low bid prices of the Company's Common Stock since its initial trading day of June 29, 2004, and is based upon information provided through MSN.com. The Company has not paid any dividends since the completion of its initial public offering on June 28, 2004.


                              Prices of Common Stock
                              ----------------------
                                  High       Low
                                 ------     -----

Calendar Quarter Ended (1)

June 30, 2004                    $ 8.55     $8.25
September 30, 2004                 8.50      7.20
December 31, 2004                 14.00      7.80

--------------------
<F1>  The Bank's common stock began trading on June 29, 2004.

      (b) As of December 31, 2004, the Company had 283 stockholders of record. On June 28, 2004, the Company issued 939,631 shares of its common stock, par value $.01 per share. The gross proceeds to Monadnock Community Bancorp from this offering were $3,247,368 less issuance costs of $590,175 paid to third parties consisting of sales commissions, legal and accounting fees, printing costs and miscellaneous costs. The registration statement for the common stock was declared effective on May 13, 2004 (file no. 333-113783). At December 31, 2004, we have used these proceeds to increase investments in the ordinary course of business.

      (c) A regulation of the Office of Thrift Supervision imposes restrictions on the ability of the Bank to pay dividends to the Company. See "Regulation - Limitations on Dividends and Other Capital
Distributions."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------

      The information required by this item is incorporated by reference from our Annual Report to Shareholders.

ITEM 7.     CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------

      The consolidated financial statements identified in Item 13(a)(1) hereof are incorporated by reference hereunder.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------

      None.

ITEM 8A.    CONTROLS AND PROCEDURES
-----------------------------------

      (a)   Evaluation of disclosure controls and procedures.

      Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15
(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

      No change in our internal control over financial reporting (as defined in Rules 13a-15 (f) or 15 (d)-15 (f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      (b)   Changes in internal controls.

      There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 8B.    OTHER INFORMATION
-----------------------------

      None.

                                  PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------

      The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available for free by writing to: Corporate Secretary: Monadnock Community Bancorp, 1 Jaffrey Road, Peterborough, NH 03458 and is also available through Monadnock Community Bancorp's website at www.monadnockbank.com.
                                                 ---------------------

      Information concerning Directors and Executive Officers of the Company is incorporated herein by reference from our definitive Proxy Statement (the "Proxy Statement"), specifically the section captioned "Proposal I-Election of Directors."

      The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and ten percent stockholders of the Company required by this item is incorporated by reference herein from the Company's definitive proxy statement for its 2005 Annual Meeting of Stockholders.

ITEM 10.    EXECUTIVE COMPENSATION
----------------------------------

      Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Executive Compensation."

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------

      Information concerning security ownership of certain owners and management and related stockholder matters is incorporated herein by reference from our Proxy Statement, specifically the sections captioned "Voting Securities and Principal Holders Thereof".

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------------------

      Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons".

                                   PART IV

ITEM 13.    EXHIBITS
--------------------

      The exhibits and consolidated financial statement schedules filed as part of this form 10-KSB are incorporated by reference from our Annual Report and are as follows:

(a)(1)   Consolidated Financial Statements
         ---------------------------------

      *  Report of Independent Auditors

      *  Consolidated Balance Sheets at December 31, 2004 and 2003

      *  Consolidated Statements of Income for the Years Ended
         December 31, 2004 and 2003

      * Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2004 and 2003

      * Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003

      *  Notes to Consolidated Financial Statements

(a)(2)   Financial Statement Schedules
         -----------------------------

         No financial statements schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)   Exhibits
         --------

         3.1    Federal Stock Charter of Monadnock Community Bancorp, Inc. *

         3.2    Bylaws of Monadnock Community Bancorp, Inc. *

         4      Form of common stock certificate of Monadnock Community
                Bancorp, Inc. *

         10.3   Employee Stock Ownership Plan *

         13     Annual Report to Stockholders

         21     Subsidiaries of the Registrant

         31.1   Certification of Chief Executive Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

         31.2   Certification of Chief Financial Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------
* Incorporated by reference to the Registration Statement on Form SB-2 of Monadnock Community Bancorp, Inc. (file no. 333-113783), originally filed with the Securities and Exchange Commission on March 19, 2004.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------

      Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Proposal IV - Ratification of Appointment of Independent Auditors."

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Monadnock Community Bancorp, Inc.

Date: March 24, 2005              By: /s/ William M. Pierce, Jr.
                                      -------------------------------------
                                      William M. Pierce, Jr.
                                      President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ William M. Pierce, Jr.         By: /s/ Karl F. Betz
    ------------------------------         --------------------------------
    William M. Pierce, Jr.                 Karl F. Betz
    President, Chief Executive             Senior Vice President and
    Officer and Director                   Chief Financial Officer
    (Principal Executive Officer)          (Principal Accounting Officer)

Date: March 24, 2005                   Date: March 24, 2005

By: /s/ Kenneth A. Christian           By: /s/ Samuel J. Hackler
    ------------------------------         --------------------------------
    Kenneth A. Christian                   Samuel J. Hackler
    Director                               Director

Date: March 24, 2005                   Date: March 24, 2005

By: /s/ Jack Goldstein                 By: /s/ Thomas C. LaFortune
   -------------------------------         --------------------------------
    Jack Goldstein                         Thomas C. LaFortune
    Director                               Director

Date: March 24, 2005                   Date: March 24, 2005

By: /s/ Kenneth R. Simonetta           By: /s/ Edward J. Shea
    ------------------------------         --------------------------------
    Kenneth R. Simonetta                   Edward J. Shea
    Director                               Director

Date: March 24, 2005                   Date: March 24, 2005