Form 10QSB
period 2005-03-31
MONADNOCK COMMUNITY BANCORP INC
filed 2005-05-06
CIK 1283899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended March 31, 2005

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

      Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the
past 90 days.     Yes (X)   No ( )

      As of May 1, 2005, there were 939,631 shares issued and outstanding of the Registrant's Common Stock.

                                    INDEX

              Monadnock Community Bancorp, Inc. and Subsidiary

Part I      Financial Information                                          Page
            ---------------------                                          ----

Item 1.     Financial Statements:

            Consolidated Balance Sheets as of March 31, 2005
             and December 31, 2004                                           1

            Consolidated Statements of Income for the
             Three Months Ended March 31, 2005 and 2004                      2

            Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2005 and 2004                      3

            Notes to Unaudited Consolidated Financial Statements             5

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       8

Item 3.     Controls and Procedures                                         16

Part II.    Other Information
            -----------------

Item 1.     Legal Proceedings                                               16

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds     17

Item 3.     Defaults upon Senior Securities                                 17

Item 4.     Submission of Matters to a Vote of  Security Holders            17

Item 5.     Other Information                                               17

Item 6.     Exhibits and Reports on Form 8-K                                17

SIGNATURES                                                                  18

              MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
              ------------------------------------------------
                       Part I - Financial Information
                        Item 1 - Financial Statements
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------


                                                                               March 31,      December 31,
ASSETS                                                                           2005            2004
------                                                                         ---------      ------------
                                                                              (Unaudited)

Cash and due from banks                                                       $   708,699     $ 1,258,440
Federal Home Loan Bank overnight deposit                                                          390,447
Interest-bearing demand deposits with other banks                                     905         128,911
                                                                              -----------     -----------
      Total cash and cash equivalents                                             709,604       1,777,798
Interest-bearing time deposit in other bank                                       100,000         100,000
Investments in available-for-sale securities (at fair value)                   36,317,970      30,687,265
Federal Home Loan Bank stock, at cost                                           1,220,400       1,220,400
Loans, net of allowance for loan losses of $326,642 as of March 31, 2005
 and $324,502 as of December 31, 2004                                          35,743,169      35,602,177
Premises and equipment                                                            791,963         731,496
Other real estate owned                                                            12,500          12,500
Goodwill                                                                          132,293         132,293
Core deposit intangible                                                           123,083         129,583
Accrued interest receivable                                                       249,081         218,416
Other assets                                                                      286,056         164,415
                                                                              -----------     -----------
      Total assets                                                            $75,686,119     $70,776,343
                                                                              ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing                                                         $ 4,386,670     $ 4,417,945
  Interest-bearing                                                             44,278,725      41,678,721
                                                                              -----------     -----------
      Total deposits                                                           48,665,395      46,096,666
Federal Home Loan Bank advances                                                21,849,499      19,364,354
Other liabilities                                                                 145,239         102,401
                                                                              -----------     -----------
      Total liabilities                                                        70,660,133      65,563,421
                                                                              -----------     -----------
Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized 2,000,000 shares;
   issued and outstanding none
  Common stock, par value $.01 per share; authorized 18,000,000 shares;
   939,631 shares issued and outstanding at March 31, 2005 and
    December 31, 2004                                                               9,396           9,396
  Paid-in capital                                                               2,783,101       2,783,101
  Retained earnings                                                             2,542,255       2,583,445
  Unearned compensation ESOP                                                     (135,304)       (135,304)
  Accumulated other comprehensive loss                                           (173,462)        (27,716)
                                                                              -----------     -----------
      Total stockholders' equity                                                5,025,986       5,212,922
                                                                              -----------     -----------
      Total liabilities and stockholders' equity                              $75,686,119     $70,776,343
                                                                              ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

              MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
              ------------------------------------------------
                       Part I - Financial Information
                        Item 1 - Financial Statements
                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------


                                                                            Three Months Ended
                                                                                 March 31,
                                                                           ---------------------
                                                                             2005         2004
                                                                             ----         ----
                                                                                (Unaudited)

Interest and dividend income:
  Interest and fees on loans                                               $504,802     $438,643
  Interest on investments-taxable                                           241,606       73,109
  Other interest income                                                      16,561        3,972
                                                                           --------     --------
      Total interest and dividend income                                    762,969      515,724
                                                                           --------     --------
Interest expense:
  Interest on deposits                                                      228,655      126,410
  Interest on Federal Home Loan Bank advances                               132,555       54,846
                                                                           --------     --------
      Total interest expense                                                361,210      181,256
                                                                           --------     --------
      Net interest and dividend income                                      401,759      334,468
Provision for loan losses
                                                                           --------     --------
      Net interest and dividend income after provision for loan losses      401,759      334,468
                                                                           --------     --------

Noninterest income:
  Service charges on deposits                                                30,001       13,775
  Net gain on sales of available-for-sale securities                         13,627
  Net gain on sales of loans                                                 37,740        8,704
  Loan commissions                                                            2,056        8,692
  Other income                                                               13,484        8,112
                                                                           --------     --------
      Total noninterest income                                               96,908       39,283
                                                                           --------     --------
Noninterest expense:
  Salaries and employee benefits                                            277,851      193,382
  Occupancy expense                                                          37,985       25,599
  Equipment expense                                                          15,969       11,336
  Data processing                                                            42,970       31,078
  Blanket bond insurance                                                      5,510        5,485
  Professional fees                                                          61,427       22,373
  Supplies and printing                                                       4,853        4,751
  Telephone expense                                                          11,012        6,681
  Marketing expense                                                          22,714        4,342
  Postage expense                                                            10,734        6,189
  Other expense                                                              69,612       37,762
                                                                           --------     --------
      Total noninterest expense                                             560,637      348,978
                                                                           --------     --------
      (Loss) income before income tax (benefit) expense                     (61,970)      24,773
Income tax (benefit) expense                                                (20,780)       8,423
                                                                           --------     --------
      Net (loss) income                                                    $(41,190)    $ 16,350
                                                                           ========     ========

Shares used in computing net earnings per share:
  Basic                                                                     922,718          N/A
  Diluted                                                                   922,718          N/A

Net loss per share - basic                                                 $  (0.04)         N/A

Net loss per share - diluted                                               $  (0.04)         N/A


The accompanying notes are an integral part of these consolidated financial statements.

              MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
              ------------------------------------------------
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------


                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                 -----------------------------
                                                                                     2005             2004
                                                                                     ----             ----
Cash flows from operating activities:                                                     (Unaudited)

Net (loss) income                                                                $    (41,190)     $    16,350
Adjustments to reconcile net (loss) income to net cash used in operating activities:
  Net gains on sales of available-for-sale securities                                 (13,627)
  Net amortization of securities                                                       23,802           12,806
  Change in deferred loan origination costs, net                                        4,521           (9,185)
  Net gains on sales of loans                                                         (37,740)          (8,704)
  Depreciation and amortization                                                        19,733           14,578
  Increase in accrued interest receivable                                             (30,665)         (23,940)
  Amortization of core deposit intangible                                               6,500
  Increase in other assets                                                            (16,277)         (79,246)
  (Increase) decrease in loan servicing rights and interest-only strips, net           (7,995)             771
  Decrease in prepaid expenses                                                         19,006            1,769
  (Increase) decrease in taxes receivable                                             (20,780)          11,166
  Increase (decrease) in accrued expenses                                              36,803          (10,867)
  Increase in accrued interest payable                                                  3,458              520
  Increase (decrease) in other liabilities                                              2,577          (17,945)
                                                                                 ------------      -----------

Net cash used in operating activities                                                 (51,874)         (91,927)
                                                                                 ------------      -----------

Cash flows from investing activities:
  Purchases of available-for-sale securities                                      (11,686,070)      (2,218,842)
  Proceeds from sales of available-for-sale securities                              3,212,446
  Principal payments received on available-for-sale securities                      2,591,403          789,440
  Loan originations and principal collections, net                                   (509,442)        (764,999)
  Loans purchased                                                                    (137,235)
  Recoveries of previously charged off loans                                            2,640            1,209
  Proceeds from sales of loans                                                        536,264          134,371
  Capital expenditures - premises and equipment                                       (80,200)         (17,824)
                                                                                 ------------      -----------

Net cash used in investing activities                                              (6,070,194)      (2,076,645)
                                                                                 ------------      -----------

Cash flows from financing activities:
  Net decrease in demand deposits, savings and NOW deposits                        (1,223,647)        (393,304)
  Net increase (decrease) in time deposits                                          3,792,376         (485,590)
  Net change on short-term advances from Federal Home Loan Bank                     1,538,000
  Long-term advances from Federal Home Loan Bank                                    1,447,145        1,924,515
  Payments on long-term advances from Federal Home Loan Bank                         (500,000)
                                                                                 ------------      -----------

Net cash provided by financing activities                                           5,053,874        1,045,621
                                                                                 ------------      -----------




              MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
              ------------------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                 Three Months Ended March 31, 2005 and 2004
                 ------------------------------------------
                                 (continued)


                                                                                     2005             2004
                                                                                     ----             ----
                                                                                          (Unaudited)

Net decrease in cash and cash equivalents                                          (1,068,194)      (1,122,951)
Cash and cash equivalents at beginning of period                                    1,777,798        1,822,623
                                                                                 ------------      -----------
Cash and cash equivalents at end of period                                       $    709,604      $   699,672
                                                                                 ============      ===========

Supplemental disclosures:
  Interest paid                                                                  $    357,752      $   180,736
  Income taxes paid (received)                                                            456           (2,743)


The accompanying notes are an integral part of these consolidated financial statements.

              MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
              ------------------------------------------------
                       Part I - Financial Information
                       Item 1. - Financial Statements
       Condensed Notes to Unaudited Consolidated Financial Statements
       --------------------------------------------------------------
                               March 31, 2005

Note 1.  Nature of Business and Significant Accounting Policies

      Nature of Business: Prior to June 28, 2004, Monadnock Community Bank (the "Bank") was a federally chartered mutual savings bank. On June 28, 2004, in accordance with a Plan of Mutual Company Reorganization, the Bank became a federally chartered stock bank and wholly-owned subsidiary of Monadnock Community Bancorp, Inc. (the "Company"), a federally chartered stock holding company. The Bank provides a variety of financial services to corporations and individuals from its offices in Peterborough, New Hampshire and Winchendon, Massachusetts. The Winchendon, Massachusetts location was acquired through a branch purchase which became effective October 15, 2004. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in consumer and small business loans.

      Basis of Presentation: The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank. The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2005. In the opinion of the Company's management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made.

      The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2005. Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

      Use of Estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements and thus actual results could differ from the amounts reported and disclosed herein. The Company considers the allowance for loan losses, the amortization of loan purchase premiums and amortization of mortgage-backed purchase premiums on investment securities to be critical accounting estimates.

      At March 31, 2005, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

Note 2.  Earnings Per Share

      Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. For the three months ended March 31, 2004, earnings per share was not applicable since the Company completed its initial public offering on June 28, 2004.

Note 3.  Investments

      The Company classifies its investments in debt securities as securities held to maturity, securities available for sale or trading securities. Securities held to maturity are carried at amortized cost, securities available for sale are carried at fair value with unrealized gains and losses shown in accumulated other comprehensive income (loss) as a separate component of stockholders' equity, net of related tax effects, and trading securities are carried at fair value with unrealized gains and losses reflected in earnings. The Company had no securities classified as trading securities during 2005 or 2004.

      The amortized cost and fair value of securities at March 31, 2005 and December 31, 2004 are as follows:


                                                              Amortized         Fair
                                                             Cost Basis         Value
                                                             ----------         -----

March 31, 2005:
  US Government agency obligations                           $ 3,500,000     $ 3,480,050
  Mortgage-backed securities:
    FHLMC                                                      5,763,261       5,661,315
    GNMA                                                      27,341,944      27,176,605
                                                             -----------     -----------
      Total mortgage-backed securities                        33,105,205      32,837,920
                                                             -----------     -----------
      Total investments in available for sale securities     $36,605,205     $36,317,970
                                                             ===========     ===========

December 31, 2004:
  Mortgage-backed securities:
    FHLMC                                                    $ 2,613,985     $ 2,602,706
    GNMA                                                      28,119,174      28,084,559
                                                             -----------     -----------
      Total mortgage-backed securities                        30,733,159      30,687,265
                                                             -----------     -----------
      Total investments in available for sale securities     $30,733,159     $30,687,265
                                                             ===========     ===========

      At March 31, 2005, all of the U.S. Government Agency Obligations with a fair value of $3,480,000 were callable at the discretion of the issuers without penalty, of which $1,490,000 was callable in the second quarter of 2005 at a yield of 3.30% and $1,990,000 was callable during 2006 at a yield of 4.05%.

Note 4.  Loans

      Loans consist of the following at:


                                                              March 31,      December 31,
                                                                2005            2004
                                                              ---------      ------------

Commercial real estate                                       $ 9,496,387     $ 9,573,005
Consumer real estate                                          22,918,994      22,498,004
Construction loans                                               146,027         219,661
Commercial loans                                               2,782,645       3,117,667
Consumer loans                                                   548,057         336,120
                                                             -----------     -----------
                                                              35,892,110      35,744,457
Allowance for loan losses                                       (326,642)       (324,502)
Deferred costs, net                                              177,701         182,222
                                                             -----------     -----------
      Net loans                                              $35,743,169     $35,602,177
                                                             ===========     ===========

      Real estate mortgage loans and other loans are stated at the amount of unpaid principal, plus deferred costs less the allowance for loan losses.

      Interest on loans is accrued and credited to operations based upon the principal amount outstanding. When management determines that significant doubt exists as to the collectibility of principal or interest on a loan, the loan is placed on nonaccrual status. In addition, loans past due 90 days or more as to principal or interest are placed on nonaccrual status, except for those loans which, in management's judgment, are fully secured and in the process of collection. Interest accrued but not received on loans placed on nonaccrual status is reversed and charged against current operations. Interest subsequently received on nonaccrual loans is either applied against principal or recorded as income according to management's judgment as to the collectibility of principal.

      Loans considered to be uncollectible are charged against the allowance for loan losses. The allowance is increased by charges to current operations in amounts sufficient to maintain the adequacy of the allowance. The adequacy of the allowance is determined by management's evaluation of the extent of losses inherent in the loan portfolio and prevailing economic conditions.

      Changes in the allowance for loan losses are as follows:

                                                Three months ended
                                                     March 31,
                                                ------------------
                                                 2005         2004
                                                 ----         ----

Balance at beginning of period                 $324,502     $319,592
Recoveries of loans previously charged off        2,640        1,210
Charge offs                                        (500)
                                               --------     --------
Balance at end of period                       $326,642     $320,802
                                               ========     ========

      Information with respect to impaired loans consisted of the following at:


                                                     March 31,     December 31,
                                                       2005            2004
                                                     ---------     ------------

Recorded investment in impaired loans                $669,839        $198,758
                                                     ========        ========

Impaired loans with allowances for credit losses     $669,839        $198,758
                                                     ========        ========

Allowance for credit losses on impaired loans        $ 25,119        $  6,397
                                                     ========        ========

      The Company's policy for interest income recognition on an impaired loan is to recognize income on a cash basis when the loan is both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $460,000 and $94,000 for the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005 and 2004, the Company recognized no income on impaired loans.

Note 5.  Deposits

      Interest bearing deposits consisted of the following at:


                                                  March 31,      December 31,
                                                    2005            2004
                                                  ---------      ------------

NOW accounts                                     $ 3,228,560     $ 3,439,498
Savings accounts                                   2,707,020       3,316,897
Money market deposit accounts                     11,509,808      11,881,365
Time certificates                                 26,833,337      23,040,961
                                                 -----------     -----------
                                                 $44,278,725     $41,678,721
                                                 ===========     ===========

Note 6.  Adoption of Accounting Policies

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS 123R"). This Statement revises FASB Statement No. 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position or results of operations.

              Monadnock Community Bancorp, Inc. and Subsidiary
                       Part I - Financial Information
  Item 2.  Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
                               March 31, 2005

Forward-Looking Statements

      This Quarterly Report on Form 10-QSB contains forward-looking statements, which are based on assumptions and describe future plans, strategies and expectations of Monadnock Community Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Monadnock Community Bank (the "Bank"). These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words. Our ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, economic conditions in the state of New Hampshire and Massachusetts, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, fiscal policies of the New Hampshire and Massachusetts State Governments, the quality or composition of our loan or investment portfolios, demand for loan products, competition for and the availability of loans that we purchase for our portfolio, deposit flows, competition, demand for financial services in our market areas and accounting principles and guidelines, acquisitions and the integration of acquired businesses, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

      The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

      The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with other sections of management discussion and analysis, including the consolidated financial statements.

      As a community based financial institution, our principal business has historically consisted of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including residential and commercial real estate and general business assets. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities, fee structures, and the level of personal income and savings. Lending activities are influenced by the demand for funds, interest rate levels, the number and quality of lenders, and regional economic cycles. Our sources of funds for lending activities include deposits, borrowings, payments on loans, maturities of securities and income provided from operations.

      Our earnings are primarily dependent upon our net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans and investment securities, and interest expense on interest-bearing liabilities, which principally consist of deposits and borrowings. Our results of operations also are affected by the level of our provisions for loan losses, noninterest income and noninterest expenses. Noninterest income consists primarily of commissions we receive on loans we refer to a mortgage banking company, service charges on deposit accounts, ATM fees and charges and any gain on sale of loans and investments. Noninterest expense consists primarily of salaries and employee benefits, and occupancy, equipment, data processing, and ATM costs. Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities. In addition, as interest rates rise, our loan volume is likely to decrease due to reduced borrower demand, thereby reducing our interest and fee income.

      As we have transitioned from a credit union, we have put into place the operations and personnel structure to serve as a community-based financial institution. Our profitability has been marginal due to our high fixed operating costs in relation to the amount of net interest income and noninterest income we generated and our comparatively low net interest margin (net interest income divided by average interest earning assets).
We have had to rely on sales of securities in our investment portfolio, sales of loans and other one-time items to generate earnings. As noted in other sections of this discussion, we are not likely to be able to generate such gains in the future. Additional anticipated costs from the proposed issuance of restricted stock awards and stock options combined with additional federal securities laws compliance costs as well as costs associated with having an additional branch location, may further reduce our limited earnings that have been generated over the last few years and may cause us to report negative earnings for most if not all of the year for 2005.

Management Strategy

      Our strategy is to operate as an independent financial institution dedicated to serving the needs of customers in our market area, which consists of Hillsborough and Cheshire counties in New Hampshire and Worcester County in Massachusetts. We intend to continue to attract retail deposits, with the goal of expanding the deposit base and to rely on organic growth. This growth is anticipated to include the establishment of new branches, either by acquisition or by exploring opportunities in our market area.

      Our commitment is to provide a reasonable range of products and services to meet the needs of our customers. Our goal is to grow the Company while providing cost effective services to our market area and leveraging our infrastructure.

      Financial highlights of our strategy include:

      Continuing Asset Growth and Expanding Market Presence. As a credit union, by law, we served a specific group of customers. As a result of our May 1996 conversion to a federal savings bank, our base of possible customers expanded such that we could, for the first time, broadly target individuals and businesses in our market area. Total assets have grown $64.8 million, or 594.5%, from $10.9 million at April 30, 1996 to $75.7 million at March 31, 2005, as a result of our efforts to expand and market our product lines to appeal to a wide base of prospective customers. Our ability to grow at the same pace in the future may be limited by our current capital position.

      Continuing to be a Diversified Lender. On a measured pace, since our 1996 conversion from a credit union to a savings bank, we have diversified our loan products beyond offering commercial real estate loans. We are now able to better serve the needs of our community. As a result of expanding our product lines, one-to-four family residential loans comprised 54.7% of our loan portfolio at March 31, 2005. We intend to continue to concentrate on home and business lending, offering one-to-four family residential, commercial business, commercial real estate, home equity, and to a lesser extent, multi-family residential and consumer loans.

      Continuing Our Strong Asset Quality. The new loan product lines mentioned above were introduced only when we were confident that our staff had the necessary expertise and we had sound underwriting and collection procedures in place. In addition to these conservative lending practices, we invest in investment grade securities. Our high asset quality is reflected in our ratio of non-performing assets to total assets, which was 0.90% and 0.37% at March 31, 2005 and 2004, respectively. Although non-performing assets increased during this period, 73.6% of the non-performing assets carried a SBA government guaranty for March 31, 2005 compared with 58.9% for March 31, 2004.

      Capital Position. As a result of our conservative risk management, we have consistently maintained capital in excess of regulatory requirements. As a result of the completion of our stock offering in June 2004, our equity to total assets ratio increased to 6.6% at March 31, 2005 from 5.6% at March 31, 2004.

      Building Core Deposits. As a credit union, our deposits were concentrated in regular savings accounts. Since 1997, we have been offering a wide range of deposit accounts. We have tried to increase our core deposits, including checking accounts, NOW accounts and savings accounts, which generally are lower cost sources of funds than certificates of deposits and are less sensitive to withdrawal when interest rates fluctuate. We intend to continue to offer a broad range of deposits and to try to increase our core deposits through branch acquisitions such as the Winchendon branch acquisition that was completed in the fourth quarter of 2004 as well as the establishment of an additional branch in New Hampshire which may open in 2006. The acquisition of the Winchendon branch has increased our operating costs in comparison to the same period a year ago in the form of salaries and benefits for the branch personnel, to increased occupancy and equipment costs of maintaining a branch as well as increased other expenses such as postage, supplies, courier and marketing initiatives with having a presence outside of our Peterborough location.

      All of these initiatives are designed to improve our profitability in future years.

Changes in Financial Condition from December 31, 2004 to March 31, 2005

      General. Our total assets increased by $4.9 million, or 6.9%, to $75.7 million at March 31, 2005 compared to $70.8 million at December 31, 2004. The increase primarily reflected growth in our investment portfolio of $5.6 million to $36.3 million at March 31, 2005 from $30.7 million at December 31, 2004, partially offset by a decrease in cash and cash equivalents of $1.1 million. The increase in assets was funded by an increase in deposits of $2.6 million and an increase in Federal Home Loan Bank ("FHLB") advances of $2.4 million.

      Cash and cash equivalents. Cash and cash equivalents decreased $1.1 million to $710,000 at March 31, 2005 from $1.8 million at December 31, 2004. Cash and due from banks decreased $550,000 to $709,000 at March 31, 2005 from $1.3 million at December 31, 2004 and interest bearing demand deposits in other financial institutions, including FHLB overnight deposits, decreased $518,000 to $1,000 at March 31, 2005 from $519,000 at December 31, 2004. The level of interest bearing deposits, which are short-term overnight investments, fluctuates as investments are made in other earnings assets such as loans and investments, and as balances of interest bearing liabilities such as deposits and FHLB advances fluctuate. Interest bearing deposits are also used to fund cash and due from bank requirements. The decrease in cash and due from banks is due to a decrease in the amount of items processed through the Company's depository bank accounts that settled subsequent to the end of the reporting period.

      Investments. The Company classifies its investments in debt securities as securities held to maturity, securities available for sale or trading securities. Securities held to maturity are carried at amortized cost, securities available for sale are carried at fair value with unrealized gains and losses shown in accumulated other comprehensive income
(loss) as a separate component of stockholders' equity, net of related tax effects, and trading securities are carried at fair value with unrealized gains and losses reflected in earnings. The Company had no securities classified as trading securities at March 31, 2005 and December 31, 2004.

      Our investment portfolio increased $5.6 million, or 18.2%, to $36.3 million at March 31, 2005 from $30.7 million at December 31, 2004. The increase was primarily due to the purchase of $11.7 million of mortgage-backed and U.S. Government Agency securities during the period, partially offset by $5.8 million of proceeds received on sales and principal paydowns of mortgage-backed securities. The funding of these securities was mainly driven by an increase in deposits and an increase in the level of FHLB advances. At March 31, 2005, all of the U.S. Government Agency Obligations with a fair value of $3.5 million were callable at the discretion of the issuers without penalty, of which $1.5 million was callable during the second quarter of 2005 at a yield of 3.30% and $2.0 million was callable during 2006 at a yield of 4.05%. Based on the current interest rate environment, the likelihood that these securities will be called is unlikely.

      At March 31, 2005, the weighted average maturity of mortgage-backed securities available for sale is 317 months, based upon their final maturities. However, normal principal repayments and prepayments of mortgage-backed securities are received regularly, substantially reducing their weighted average maturities. The majority of our mortgage-backed securities are one year adjustable rate securities with the weighted average to next repricing adjustment being 10 months on average.

      Loans. Our net loan portfolio increased $141,000, or 0.40%, from $35.6 million at December 31, 2004 to $35.7 million at March 31, 2005. The largest increase was in consumer real estate loans which includes one-to-four family residential, home equity and multi-family loans. Consumer real estate loans increased $421,000, or 1.87%, to $22.9 million at March 31, 2005 from $22.5 million at December 31, 2004. The increase in volume continued to be at a slower pace as compared to 2003 as many residential real estate borrowers had refinanced into historically lower interest rates on 15 and 30 year loans then were available to these borrowers in 2004 or 2005. While interest rates remain at relatively attractive levels on long-term fixed loans, adjustable rate loans are becoming less attractive due to the Federal Reserve Board increasing short term interest rates since the end of June 2004 seven times totaling 175 basis points. Commercial loans decreased $335,000 while commercial real estate loans decreased $77,000 primarily due to the Company selling $287,000 and $208,000, respectively, of SBA Government guaranteed loans during the quarter. In addition, if short term interest rates continue to increase as a result of Federal Reserve Board actions for the remainder of 2005, the Company may find that loan volume is likely to decrease due to reduced borrower demand, thereby reducing our interest and fee income.

      Deposits. Our total deposits increased $2.6 million, or 5.6%, to $48.7 million at March 31, 2005 from $46.1 million at December 31, 2004. Interest-bearing deposits increased $2.6 million, to $44.3 million at March 31, 2005 from $41.7 million at December 31, 2004, while noninterest-bearing deposits remained constant at $4.4 million for March 31, 2005 and December 31, 2004, respectively. The increase in interest-bearing deposits is primarily attributable to time certificates which increased $3.8 million, partially offset by decreases in savings, money market and NOW accounts of $610,000, $372,000 and $211,000, respectively. The increase in time certificates is the direct result of our marketing initiatives in this area as well as paying competitive rates on this product. The decrease in savings accounts is primarily attributable to an internal movement of our Winchendon customers from savings to money market in an effort to align our product offerings as well as a shift of some customers into shorter term certificates of deposits. The decrease in money market deposit accounts is primarily the result of customers transferring money out of money market accounts into more attractive shorter term certificates of deposits, partially offset by the transfer of accounts noted above. The movement of customers into attractive rate time certificates is the direct result of the Federal Reserve Board actions which have increased the federal funds rate from a historic low of 1.0% in the second quarter of 2004 to 2.75% at the end of the first quarter of 2005. The increase in deposits for the quarter was used to fund investment growth.

      Borrowings. FHLB advances increased $2.4 million to $21.8 million at March 31, 2005 from $19.4 million at December 31, 2004. The proceeds of borrowings from the FHLB were primarily used to fund investments in available for sale securities.

      Principal payments due on FHLB advances after March 31, 2005 are $7.3 million in 2005, $7.5 million in 2006, $1.7 million in 2007, $425,000 in
2008, $4.0 million in 2009 and $1.0 million in years thereafter. The FHLB has the option to put and require the repayment of $4.0 million of borrowings during 2005; $1.0 million of which is at an interest rate of 3.15% maturing in 2009 if the three month LIBOR exceeds 5.00%; $3.0 million of which is at a weighted average interest rate of 3.04% maturing in 2009 if the three month LIBOR exceeds 6.50%. Additionally, the FHLB has the option to put and require the repayment of $1.0 million of borrowings during 2006 if the three month LIBOR exceeds 6.50% of which borrowings is at an interest rate of 3.99% maturing in 2014. As of March 31, 2005, the three month LIBOR was at 3.12%. Should the FHLB require repayment of the putable borrowings on the put dates, the interest cost to replace such borrowings would likely increase.

      Stockholders' equity. Total stockholders' equity decreased by $187,000, or 3.6%, to $5.0 million at March 31, 2005 from $5.2 million at December 31, 2004. Our equity to assets ratio was 6.6% at March 31, 2005 compared to 7.4% at December 31, 2004. The decrease in total stockholders' equity was primarily attributable to a decrease in other comprehensive loss of $146,000, and a net loss of $41,000 for the quarter ended March 31, 2005.

Comparison of Results of Operations for the Three Months Ended March 31, 2005 and 2004.

      General. We recorded a net loss of $41,000 for the three months ended March 31, 2005 compared with net income of $16,000 for the three months ended March 31, 2004. The decrease in earnings is primarily attributable to an increase in noninterest expense of $212,000, partially offset by an increase in net interest income of $67,000 and noninterest income of $58,000.

      Our profitability has been marginal during the last few years primarily due to our high fixed operating costs in relation to the amount of net interest income and noninterest income we generated and our comparatively low net interest margin (net interest income divided by average interest earning assets). Noninterest expense (consisting primarily of salaries and employee benefits) divided by net interest income plus noninterest income, commonly referred to as our efficiency ratio, was 112.4% and 93.4% for the three months ended March 31, 2005 and March 31, 2004, respectively. The existing operating platform we have in place relative to the size of our customer base and asset base has tended to negatively impact our profitability. Additional anticipated costs from the proposed issuance of restricted stock awards and stock options combined with additional federal securities laws compliance costs as well as costs associated with having an additional branch location, may further reduce our limited earnings that have been generated over the past couple of years and may cause us to report negative earnings for most if not all of the year for 2005. Our net interest margin for the three months ended March 31, 2005 was 2.34% as compared to 3.07% for the three months ended March 31, 2004 and 2.64% for the three months ended December 31, 2004. The decrease in net interest margin year over year is attributable to a change in the asset mix from 72.0% of interest earning assets in loans for 2004 to 51.7% for 2005 as well as an increase in the mix of liabilities to more higher cost of funding in the form of time certificates and FHLB advances. Should we be unable to generate continued commercial and residential loan volume in 2005, or be reliant on investments in securities, or become more reliant on certificates of deposit or Federal Home Loan Bank borrowings, our net interest margin may become further compressed which will have a negative impact on our net interest margin and net earnings potential.

      Net Interest Income. Net interest income increased $68,000, or 20.4%, to $402,000 for the three months ended March 31, 2005 compared to $334,000 for the three months ended March 31, 2004, reflecting a $247,000, or 47.9%, increase in interest income, and a $180,000, or 99.4%, increase in interest expense. Our interest rate spread decreased to 2.1% for the three months ended March 31, 2005 compared to 2.9% for the three months ended March 31, 2004 and 2.4% for the three months ended December 31, 2004. As mentioned above, the compression in interest rate spread is a combination of a change in the mix of assets to lower yielding securities thereby reducing the overall yield on interest-earning assets compounded by a change in the mix of liabilities to more interest rate sensitive products such as time certificates and FHLB advances thereby increasing the overall cost of interest-bearing liabilities. In addition, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 112.3% for the three months ended March 31, 2005 compared to 110.7% for the three months ended March 31, 2004.

      Interest Income. Total interest income increased by $247,000, or 47.9%, to $763,000 for the three months ended March 31, 2005 from $516,000 for the three months ended March 31, 2004. The increase of $247,000 relates primarily to an increase of $25.9 million, or 59.4%, in average interest-earning assets to $69.5 million in 2005 from $43.6 million in 2004, partially offset by a decrease in the overall yield on interest-earning assets to 4.45% in 2005 from 4.75% in 2004 based on a change in the mix of assets to lower yielding investment securities. The increase in volumes is primarily attributable to an increase in the average balances of investment securities of $21.2 million and to a lesser extent, an increase of $4.5 million in loans. Interest income on loans increased $66,000, or 15.0%, to $505,000 in 2005 from $439,000 in 2004, primarily due to a $4.5 million increase in average loans from $31.4 million in 2004 to $35.9 million in 2005, and to a lesser extent an increase in loan yields from 5.61% in 2004 to 5.70% in 2005. The increase in average loans is primarily attributable to an increase of $3.3 million in consumer real estate and $1.2 million in commercial real estate and commercial loans. The low interest rate environment through the first half of 2004, encouraged consumers into home equity loans and businesses into commercial real estate and commercial loans. The increase in average loan yields from 5.61% in 2004 to 5.70% in 2005 is primarily the result of Federal Reserve Board actions since the end of the second quarter of 2004 which have resulted in an increase in the Prime rate of 175 basis points during this time, partially offset by the mix of loans to lower yielding residential loans which comprised 63.2% of average loans in 2005 compared to 61.8% in 2004.

      Interest income on investment securities, Federal Home Loan Bank stock and interest-bearing deposits with other financial institutions increased $181,000 for the three months ended March 31, 2005 to $258,000 from $77,000 for the three months ended March 31, 2004. The increase was primarily the result of an increase in the average balance of the portfolio by $21.4 million to $33.6 million in 2005, from $12.2 million in 2004, coupled with an increase in the overall yield on total investments from 2.54% in 2004 to 3.12% in 2005. The increase in the average balances in the investment portfolio is the direct result of the Company leveraging the balance sheet with an increase in funding with FHLB advances and deposits. The majority of investment securities are invested in one year adjustable rate securities which are expected to reprice upward during 2005.

      Interest Expense. Total interest expense increased by $180,000 to $361,000 for the three months ended March 31, 2005 from $181,000 for the three months ended March 31, 2004. The increase of $180,000 relates primarily to an increase of $22.5 million in average interest bearing liabilities to $61.9 million in 2005 from $39.4 million in 2004, coupled with an increase in the average overall cost of interest bearing liabilities to 2.37% in 2005 from 1.85% in 2004. The increase in volumes and costs is primarily attributable to the Bank increasing its leverage by investing in securities and funding this leverage primarily with time certificates and FHLB advances. Interest expense on deposits increased $103,000 to $229,000 in 2005 from $126,000 in 2004. The increase was primarily the result of an increase in the average balances of time certificates of $10.8 million to $25.2 million in 2005 from $14.4 million in 2004, coupled by an increase in the average costs of time certificates to 3.00% in 2005 from 2.65% in 2004. Average time certificates comprised 58.2% of interest bearing deposits in 2005 compared with 45.6% in 2004. The increase in average balances of time certificates is the direct result of the Company offering competitive rates on time certificates and to a lesser extent, the acquisition of a branch in Winchendon, Massachusetts which became effective October 15, 2004. Average savings deposits increased $848,000 to $18.1 million in 2005 from $17.2 million in 2004, coupled with an increase in costs on these deposits from 0.73% in 2004 to 0.96% in 2005. The increase in savings deposits is primarily attributable to the branch acquisition in Winchendon, Massachusetts in the fourth quarter of 2004, partially offset by a reduction in savings deposits being transferred to short-term time certificates.

      Interest expense on FHLB advances increased $78,000 to $133,000 for the three months ended March 31, 2005 from $55,000 for the three months ended March 31, 2004. The increase was primarily the result of an increase in the average balances of FHLB advances of $10.8 million to $18.6 million in 2005 from $7.8 million in 2004, coupled by an increase in the average borrowing costs to 2.89% in 2005 from 2.84% in 2004. The Company used the additional funding of FHLB advances to increase its position in investment securities.

      Allowance for Loan Losses. There was no benefit or provision for loan losses for the three months ended March 31, 2005 and March 31, 2004. The allowance for loan losses as a percent of total loans remained constant at 0.91% at March 31, 2005 and March 31, 2004, respectively. The mix of the loan portfolio continues to be weighted in one-to-four family residential real estate loans which accounted for 54.7% and 53.2% of total loans at March 31, 2005 and 2004, respectively. These loans generally have a lower credit risk allocation and the portfolio has reduced levels of criticized and classified loans. We also take into consideration peer group loss experience for residential loans since our historical loss experience has been minimal. Total nonperforming assets increased $514,000 to $682,000, or 0.90% of total assets at March 31, 2005 compared to $168,000, or 0.37% of total assets at March 31, 2004. The nonperforming assets carried a guarantee by the Small Business Administration covering $502,000 and $99,000, respectively at March 31, 2005 and March 31, 2004. During the second quarter of 2005, we settled a nonperforming asset in the amount of $199,000 which would have reduced our nonperforming assets to $483,000, or 0.64% of total assets at March 31, 2005. Based on the above discussion, we believe that our allowance for loan losses covers known identifiable loan losses as well as estimated losses inherent in the portfolio for which the losses are probable but not specifically identifiable.

      Total Noninterest Income. Noninterest income increased $58,000 to $97,000 in 2005 from $39,000 in 2004. The increase in 2005 compared to 2004 was attributable to increases in net gains on sales of available-for-sale securities of $14,000, net gains on sales of loans of $29,000, service charges on deposits of $16,000, other income of $5,000, partially offset by decreases in loan commissions of $7,000. The increase in net gains on sales of loans is due to the sale of $536,000 of SBA government guaranteed loans in 2005 compared with $134,000 in 2004. The increase in service charges is primarily related to the increase in new accounts opened throughout the year and the increase related to new accounts from the branch acquisition in the fourth quarter of 2004. The increase in other income is primarily the result of increased merchant activity as a result of new business accounts. The decrease in loan commissions is the result of the Company having less volume of residential real estate loans in 2005 compared with 2004 that were originated and kept by the mortgage banking company that the Company uses to generate mortgage loans. Fees received and paid on loans that are closed by the mortgage banking company and placed in our portfolio are deferred and amortized as an adjustment of yield.

     Total Noninterest Expenses. Noninterest expenses increased $212,000, or 60.7%, to $561,000 for the three months ended March 31, 2005 compared to $349,000 for the three months ended March 31, 2004. The increase during 2005 was primarily due to increased salaries and employee benefits expense of $85,000, increased professional fees of $39,000, increased other expense of $32,000, increased marketing expense of $19,000, increased occupancy expense of $12,000 and increased data processing expense of $12,000.

      Salaries and employee benefits expense represented 49.6% and 55.4% of total non-interest expense for the three months ended March 31, 2005 and 2004, respectively. Total salaries and employee benefits expense increased $85,000, or 44.0%, to $278,000 for the three months ended March 31, 2005 from $193,000 for the same period in 2004. The increase is primarily attributable to an increase in average full time equivalent employees from 16 in 2004 to 23 in 2005, normal salary increases and increases in health care costs. The increase in average full time equivalent employees is primarily attributable to the Company acquiring a branch along with personnel in Winchendon, Massachusetts in the fourth quarter of 2004.

      Occupancy expense increased $12,000, or 46.2%, to $38,000 in 2005 from $26,000 in 2004. The increase is primarily associated with the costs of acquiring an additional branch in Winchendon, Massachusetts in the fourth quarter of 2004.

      Data processing expense increased $12,000, or 38.7%, to $43,000 in 2005 from $31,000 in 2004 primarily due to increased costs for maintenance contracts on data processing equipment, increased service bureau costs related to additional accounts being opened throughout the period as well as new accounts acquired as a result of the Winchendon branch acquisition in the fourth quarter of 2004 as well as costs associated with the Company commencing the rental of eight ATM machines with the Monadnock Community Bank label in the third quarter of 2004.

      Professional fees increased $39,000 to $61,000 in 2005 from $22,000 in 2004 primarily associated with increased legal, audit, consultant and shareholder related expenses as a result of the Bank reorganizing to a stock based mutual holding company during the second quarter of 2004.

      Marketing expense increased $19,000 to $23,000 in 2005 from $4,000 in 2004 as the Company advertised more heavily in the first quarter of 2005 in an effort to bring in new deposit and loan accounts in the Peterborough market as well as the Winchendon and surrounding town market as a result of the Company acquiring a branch in the fourth quarter of 2004.

      Other expense increased $32,000 to $70,000 in 2005 from $38,000 in 2004 due to increased costs related to having a second branch including the amortization of core deposit intangible, costs associated with preparation for the Company's annual meeting in 2005 and increased collection expense related to a nonperforming loan which was settled in the second quarter of 2005.

      Income tax benefit for the three months ended March 31, 2005 was $21,000 compared with income tax expense of $8,000 for the three months ended March 31, 2004. This represents effective tax rates (benefit) of (33.5%) for 2005 and 34.0% in 2004.

Risk Elements

      Total nonperforming loans increased from $199,000 or 0.56% of total loans at December 31, 2004, to $670,000 or 1.87% of total loans at March 31, 2005. The nonperforming loans shown below carry a guarantee by the Small Business Administration covering $502,000 and $149,000, respectively, at March 31, 2005 and December 31, 2004. As noted in the allowance section, we settled a $199,000 nonperforming asset in the second quarter which would have reduced our nonperforming assets to $483,000.

      As shown in the following table, nonperforming assets as a percentage of total assets were 0.90% and 0.30%, as of March 31, 2005 and December 31, 2004, respectively.


                                                       March 31, 2005     December 31, 2004
                                                       --------------     -----------------
                                                                 ($ in Thousands)

Loans 90 days or more past due and still accruing          $   0                $   0
                                                           =====                =====

Total nonperforming loans and nonperforming assets         $ 682                $ 212
                                                           =====                =====

Nonperforming loans as a percent of total loans             1.87%                0.56%

Nonperforming assets as a percent of total assets           0.90%                0.30%

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

      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products such as residential, commercial and consumer loans. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At March 31, 2005, the total approved loan commitments unfunded amounted to $5.0 million, which includes the unadvanced portion of loans of $3.9 million. Certificates of deposits and advances from the Federal Home Loan Bank of Boston scheduled to mature in one year or less at March 31, 2005, totaled $19.3 million and $9.9 million, respectively. Based on historical experience, we believe that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

      At March 31, 2005, we had total collateral available to support an additional $21.1 million in additional advances from the Federal Home Loan Bank of Boston, but the Bank's internal policy limits Federal Home Loan Bank advances to 40% of total assets which amounts to an additional $6.7 million in borrowing capacity at March 31, 2005.

Capital

      Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity totaled $5.0 million or 6.64% of total assets at March 31, 2005 compared to 7.37% of total assets at December 31, 2004.

      As of March 31, 2005, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the subsidiary bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6% and 5%, respectively. The Bank's regulatory capital ratios at March 31, 2005 were as follows: total risk-based capital 16.85%, Tier I risk based 15.71% and Tier I leverage (core capital) 5.92%. There have been no conditions or events since that notification that management believes would cause a change in the Bank's categorization.

Impact of Inflation

      The financial statements presented in this 10-QSB have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

Asset and Liability Management and Market Risk

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

      The purpose of the asset/liability management committee is to communicate, coordinate and control asset/liability management consistent with our business plan and board approved policies. The committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals.

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

      In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

      *     Purchasing adjustable rate securities

      *     Originating and purchasing adjustable rate loans,

      *     Originating a reasonable volume of fixed rate mortgages,

      * Managing our deposits to establish stable deposit relationships,

      * Using Federal Home Loan Bank advances and pricing on fixed-term non-core deposits to align maturities and repricing terms, and

      *     Limiting the percentage of fixed-rate loans in our portfolio.

      At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset/liability management committee may determine to increase our interest rate risk position somewhat in order to maintain our net interest margin.

      The asset/liability management committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and market value of portfolio equity that are authorized by the board of directors of the Bank.

ITEM 3.  Controls and Procedures

      Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. At March 31, 2005, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition, results of operations, or cash flows.

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

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Monadnock Community Bancorp, Inc.



Date: May 6, 2005                      /s/ William M. Pierce, Jr.
                                       ------------------------------------
                                       William M. Pierce, Jr.
                                       President and Chief Executive
                                        Officer


Date: May 6, 2005                      /s/ Karl F. Betz
                                       ------------------------------------
                                       Karl F. Betz
                                       Senior Vice President and Chief
                                        Financial Officer