Form 10QSB
period 2005-06-30
MONADNOCK COMMUNITY BANCORP INC
filed 2005-08-11
CIK 1283899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended June 30, 2005

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______________ to _________________

                      Commission File Number: 000-50810

                      Monadnock Community Bancorp, Inc.
      (Exact name of small business issuer as specified in its charter)

                Federal                               42-1634975
    (State or other jurisdiction of)    (I.R.S. Employer Identification No.)
     incorporation or organization

    1 Jaffrey Road, Peterborough, NH                     03458
(Address of principal executive offices)               (Zip Code)

                               (603) 924-9654
                         (Issuer's telephone number)

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the
past 90 days.       Yes (X)    No ( )

      As of August 1, 2005, there were 939,631 shares issued and outstanding of the issuer's common stock.

                                    INDEX

              Monadnock Community Bancorp, Inc. and Subsidiary

Part I   Financial Information                                         Page
         ---------------------                                         ----

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 2005
         and December 31, 2004                                            1

         Condensed Consolidated Statements of Income for the
         Three and Six Months Ended June 30, 2005 and 2004                2

         Condensed Consolidated Statements of Cash Flows for the
         Three and Six Months Ended June 30, 2005 and 2004                3

         Condensed Notes to Unaudited Consolidated Financial
         Statements                                                       5

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       8

Item 3.  Controls and Procedures                                         18

Part II. Other Information
         -----------------

Item 1.  Legal Proceedings                                               19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     19

Item 3.  Defaults upon Senior Securities                                 19

Item 4.  Submission of Matters to a Vote of  Security Holders            19

Item 5.  Other Information                                               19

Item 6.  Exhibits                                                        20

SIGNATURES                                                               21

              MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
              ------------------------------------------------
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------

                                                                    June 30,       December 31,
ASSETS                                                                2005             2004
------                                                              --------       ------------
                                                                   (Unaudited)

Cash and due from banks                                           $   807,238      $ 1,258,440
Federal Home Loan Bank overnight deposit                                  565          390,447
Interest-bearing demand deposits with other banks                      27,531          128,911
Federal funds sold                                                    799,000
                                                                  -----------      -----------
      Total cash and cash equivalents                               1,634,334        1,777,798
Interest-bearing time deposit in other bank                           100,000          100,000
Investments in available-for-sale securities (at fair value)       36,377,130       30,687,265
Federal Home Loan Bank stock, at cost                               1,220,400        1,220,400
Loans, net of allowance for loan losses of $307,810 as of
 June 30, 2005 and $324,502 as of December 31, 2004                36,801,129       35,602,177
Premises and equipment                                                800,299          731,496
Other real estate owned                                                 9,894           12,500
Goodwill                                                              132,293          132,293
Core deposit intangible                                               116,583          129,583
Accrued interest receivable                                           306,570          218,416
Other assets                                                          266,535          164,415
                                                                  -----------      -----------
      Total assets                                                $77,765,167      $70,776,343
                                                                  ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                             $ 5,317,597      $ 4,417,945
  Interest-bearing                                                 47,490,111       41,678,721
                                                                  -----------      -----------
      Total deposits                                               52,807,708       46,096,666
Federal Home Loan Bank advances                                    19,626,951       19,364,354
Other liabilities                                                     177,565          102,401
                                                                  -----------      -----------
      Total liabilities                                            72,612,224       65,563,421
                                                                  -----------      -----------
Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized
   2,000,000 shares; issued and outstanding none
  Common stock, par value $.01 per share; authorized
   18,000,000 shares; 939,631 shares issued and outstanding
   at June 30, 2005 and December 31, 2004                               9,396            9,396
  Paid-in capital                                                   2,783,101        2,783,101
  Retained earnings                                                 2,508,427        2,583,445
  Unearned compensation ESOP                                         (135,304)        (135,304)
  Accumulated other comprehensive loss                                (12,677)         (27,716)
                                                                  -----------      -----------
      Total stockholders' equity                                    5,152,943        5,212,922
                                                                  -----------      -----------
      Total liabilities and stockholders' equity                  $77,765,167      $70,776,343
                                                                  ===========      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

              MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
              ------------------------------------------------
                       Part I - Financial Information
                       Item 1 - Financial Statements
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 -------------------------------------------
                                 (UNAUDITED)

                                                    Three Months Ended               Six Months Ended
                                                         June 30,                        June 30,
                                                --------------------------      --------------------------
                                                   2005            2004            2005            2004
                                                   ----            ----            ----            ----

Interest and dividend income:
  Interest and fees on loans                    $  521,348      $  440,407      $1,026,150      $  879,050
  Interest on investments-taxable                  309,311          95,163         550,917         168,272
  Other interest income                             18,566           6,997          35,127          10,969
                                                ----------      ----------      ----------      ----------
      Total interest and dividend income           849,225         542,567       1,612,194       1,058,291
                                                ----------      ----------      ----------      ----------
Interest expense:
  Interest on deposits                             265,740         124,273         494,395         250,683
  Interest on Federal Home Loan Bank advances      154,450          83,069         287,005         137,915
                                                ----------      ----------      ----------      ----------
      Total interest expense                       420,190         207,342         781,400         388,598
                                                ----------      ----------      ----------      ----------
      Net interest and dividend income             429,035         335,225         830,794         669,693
Benefit for loan losses                            (20,000)                        (20,000)
                                                ----------      ----------      ----------      ----------
      Net interest and dividend income
       after benefit for loan losses               449,035         335,225         850,794         669,693
                                                ----------      ----------      ----------      ----------
Noninterest income:
  Service charges on deposits                       33,578          14,687          63,579          28,462
  Net gain on sales of available-for-sale
   securities                                                                       13,627
  Net gain on sales of loans                                        16,712          37,740          25,415
  Loan commissions                                   1,586            (734)          3,642           7,958
  Other income                                      14,089           9,726          27,573          17,838
                                                ----------      ----------      ----------      ----------
      Total noninterest income                      49,253          40,391         146,161          79,673
                                                ----------      ----------      ----------      ----------
Noninterest expense:
  Salaries and employee benefits                   282,882         192,660         560,733         386,041
  Occupancy expense                                 40,800          27,550          78,785          53,149
  Equipment expense                                 16,686          10,863          32,655          22,199
  Data processing                                   44,465          29,999          87,435          61,077
  Blanket bond insurance                             5,511           5,535          11,021          11,021
  Professional fees                                 34,448          17,997          95,875          40,370
  Supplies and printing                             13,754           7,489          18,607          12,240
  Telephone expense                                 12,536           8,032          23,548          14,712
  Marketing expense                                 22,480          16,871          45,194          21,213
  Postage expense                                   10,792           8,007          21,526          14,196
  Other expense                                     69,894          56,495         139,506          94,257
                                                ----------      ----------      ----------      ----------
      Total noninterest expense                    554,248         381,498       1,114,885         730,475
                                                ----------      ----------      ----------      ----------
  (Loss) income before income tax (benefit)
   expense                                         (55,960)         (5,882)       (117,930)         18,891
Income tax (benefit) expense                       (22,132)         (1,582)        (42,912)          6,841
                                                ----------      ----------      ----------      ----------
      Net (loss) income                         $  (33,828)     $   (4,300)     $  (75,018)     $   12,050
                                                ==========      ==========      ==========      ==========
Shares used in computing net earnings
 per share:
  Basic                                            922,718             N/A         922,718             N/A
  Diluted                                          922,718             N/A         922,718             N/A
Net loss per share - basic                      $    (0.04)            N/A      $    (0.08)            N/A
Net loss per share - diluted                    $    (0.04)            N/A      $    (0.08)            N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

              MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
              ------------------------------------------------
                       Part I - Financial Information
                       Item 1 - Financial Statements
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               -----------------------------------------------
                                 (UNAUDITED)

                                                                            Six Months Ended
                                                                                June 30,
                                                                     ------------------------------
                                                                          2005             2004
                                                                          ----             ----

Cash flows from operating activities:

Net (loss) income                                                    $    (75,018)     $     12,050
Adjustments to reconcile net (loss) income to net cash used
 in operating activities:
  Net gains on sales of available-for-sale securities                     (13,627)
  Net amortization of securities                                           51,108            29,939
  Change in deferred loan origination costs, net                           (7,041)          (19,294)
  Benefit for loan losses                                                 (20,000)
  Net gains on sales of loans                                             (37,740)          (25,415)
  Depreciation and amortization                                            40,500            29,152
  Increase in accrued interest receivable                                 (88,154)          (44,558)
  Amortization of core deposit intangible                                  13,000
  Increase in other assets                                                (65,037)         (130,838)
  Increase in loan servicing rights and interest-only strips, net          (5,945)           (5,542)
  Decrease (increase) in prepaid expenses                                   1,913           (17,877)
  (Increase) decrease in taxes receivable                                 (42,912)            9,329
  Increase in accrued expenses                                             65,718             4,633
  Increase in accrued interest payable                                      8,207             1,045
  Increase (decrease) in other liabilities                                  1,238           (10,847)
                                                                     ------------      ------------

Net cash used in operating activities                                    (173,790)         (168,223)
                                                                     ------------      ------------

Cash flows from investing activities:
  Purchases of available-for-sale securities                          (14,700,357)      (11,604,003)
  Proceeds from sales of available-for-sale securities                  3,212,446
  Principal payments received on available-for-sale securities          5,785,466         2,097,140
  Purchases of Federal Home Loan Bank stock                                                (297,700)
  Loan originations and principal collections, net                     (1,537,008)       (2,388,725)
  Loans purchased                                                        (137,235)
  Recoveries of previously charged off loans                                3,808             2,876
  Proceeds from sales of loans                                            536,264           327,640
  Payments received relating to other real estate owned                     2,606
  Capital expenditures - premises and equipment                          (109,303)          (30,543)
                                                                     ------------      ------------

Net cash used in investing activities                                  (6,943,313)      (11,893,315)
                                                                     ------------      ------------

Cash flows from financing activities:
  Net decrease in demand deposits, savings and NOW deposits            (1,359,309)         (620,861)
  Net increase in time deposits                                         8,070,351           144,612
  Net change on short-term advances from Federal Home Loan Bank        (2,500,000)        2,500,000
  Long-term advances from Federal Home Loan Bank                        4,709,742         6,042,854
  Payments on long-term advances from Federal Home Loan Bank           (1,947,145)
  Net proceeds from issuance of common stock                                              2,666,768
                                                                     ------------      ------------

Net cash provided by financing activities                               6,973,639        10,733,373
                                                                     ------------      ------------

              MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
              ------------------------------------------------

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               -----------------------------------------------

                   Six Months Ended June 30, 2005 and 2004
                   ---------------------------------------
                                 (UNAUDITED)
                                 (continued)

                                                                          2005             2004
                                                                          ----             ----

Net decrease in cash and cash equivalents                                (143,464)       (1,328,165)
Cash and cash equivalents at beginning of period                        1,777,798         1,822,623
                                                                     ------------      ------------
Cash and cash equivalents at end of period                           $  1,634,334      $    494,458
                                                                     ============      ============

Supplemental disclosures:
  Interest paid                                                      $    773,193      $    387,553
  Income taxes paid (received)                                                456            (2,488)
  Transfer of loans to other real estate owned                                               75,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

              MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
              ------------------------------------------------
                       Part I - Financial Information
                       Item 1. - Financial Statements
       Condensed Notes to Unaudited Consolidated Financial Statements
       --------------------------------------------------------------
                                June 30, 2005

Note 1.  Nature of Business and Significant Accounting Policies

      Nature of Business: Prior to June 28, 2004, Monadnock Community Bank (the "Bank") was a federally chartered mutual savings bank. On June 28, 2004, in accordance with a Plan of Mutual Company Reorganization and Stock Issuance, the Bank became a federally chartered stock bank and wholly-owned subsidiary of Monadnock Community Bancorp, Inc. (the "Company"), a federally chartered stock holding company. The Bank provides a variety of financial services to corporations and individuals from its offices in Peterborough, New Hampshire and Winchendon, Massachusetts. The Winchendon, Massachusetts location was acquired through a branch purchase which became effective October 15, 2004. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in consumer and small business loans.

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

      The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2005. Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

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

      At June 30, 2005, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

Note 2.  Earnings Per Share

      Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. For the three and six months ended June 30, 2004, earnings per share was not considered meaningful since the Company completed its initial public offering on June 28, 2004.

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

      The amortized cost and fair value of securities at June 30, 2005 and December 31, 2004 are as follows:

                                                                Amortized           Fair
                                                                Cost Basis          Value
                                                                ----------          -----

June 30, 2005:
  US Government agency obligations                              $ 4,500,000      $ 4,489,064
  Mortgage-backed securities:
    FHLMC                                                         5,485,163        5,473,046
    GNMA                                                         26,412,960       26,415,020
                                                                -----------      -----------
      Total mortgage-backed securities                           31,898,123       31,888,066
                                                                -----------      -----------
      Total investments in available for sale securities        $36,398,123      $36,377,130
                                                                ===========      ===========

December 31, 2004:
  Mortgage-backed securities:
    FHLMC                                                       $ 2,613,985      $ 2,602,706
    GNMA                                                         28,119,174       28,084,559
                                                                -----------      -----------
      Total mortgage-backed securities                           30,733,159       30,687,265
                                                                -----------      -----------
      Total investments in available for sale securities        $30,733,159      $30,687,265
                                                                ===========      ===========

      At June 30, 2005, all of the U.S. Government Agency Obligations with a fair value of $4,489,000 were callable at the discretion of the issuers without penalty, of which $1,494,000 was callable in the third quarter of 2005 at a yield of 3.30% and $2,995,000 was callable during 2006 at a weighted average yield of 4.03%.

Note 4.  Loans

      Loans consist of the following at:

                                                                  June 30,       December 31,
                                                                    2005             2004
                                                                  --------       ------------

Commercial real estate                                          $ 8,609,944      $ 9,573,005
Consumer real estate                                             24,412,808       22,498,004
Construction loans                                                  145,195          219,661
Commercial loans                                                  3,009,794        3,117,667
Consumer loans                                                      741,935          336,120
                                                                -----------      -----------
                                                                 36,919,676       35,744,457
Allowance for loan losses                                          (307,810)        (324,502)
Deferred costs, net                                                 189,263          182,222
                                                                -----------      -----------
      Net loans                                                 $36,801,129      $35,602,177
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

      Changes in the allowance for loan losses are as follows:

                                                          Six months ended
                                                              June 30,
                                                       ----------------------
                                                         2005          2004
                                                         ----          ----

Balance at beginning of period                         $324,502      $319,592
Benefit for loan losses                                 (20,000)
Recoveries of loans previously charged off                3,808         2,876
Charge offs                                                (500)
                                                       --------      --------
Balance at end of period                               $307,810      $322,468
                                                       ========      ========

      Information with respect to impaired loans consisted of the following at:

                                                       June 30,    December 31,
                                                         2005          2004
                                                       --------    ------------

Recorded investment in impaired loans                  $471,081      $198,758
                                                       ========      ========

Impaired loans with allowances for credit losses       $471,081      $198,758
                                                       ========      ========

Allowance for credit losses on impaired loans          $ 17,666      $  6,397
                                                       ========      ========

      The Company's policy for interest income recognition on an impaired loan is to recognize income on a cash basis when the loan is both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $489,000 and $93,000 for the six months ended June 30, 2005 and 2004, respectively. During the three and six months ended June 30, 2005 and 2004, the Company recognized no income on impaired loans.

Note 5.  Deposits

      Interest bearing deposits consisted of the following at:

                                                         June 30,       December 31,
                                                           2005             2004
                                                         --------       ------------

NOW accounts                                           $ 3,441,410      $ 3,439,498
Savings accounts                                         2,504,978        3,316,897
Money market deposit accounts                           10,432,411       11,881,365
Time certificates                                       31,111,312       23,040,961
                                                       -----------      -----------
                                                       $47,490,111      $41,678,721
                                                       ===========      ===========

Note 6.  Adoption of Accounting Policies

    In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This Statement revises FASB Statement No. 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position.

              Monadnock Community Bancorp, Inc. and Subsidiary
              ------------------------------------------------
                       Part I - Financial Information
    Item 2.  Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                                June 30, 2005

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

      As a community based financial institution, our principal business has historically consisted of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including residential and commercial real estate and general business assets. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities, fee structures, and the level of personal income and savings. Lending activities are influenced by the demand for funds, interest rate levels, the number and quality of lenders, and regional economic cycles. Our sources of funds for lending activities include deposits, borrowings, payments on loans, maturities and principal payments on securities and income provided from operations.

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

      As we have transitioned from a credit union, we have put into place the operations and personnel structure to serve as a community-based financial institution. Our profitability has been marginal due to our high fixed operating costs in relation to the amount of net interest income and noninterest income we generated and our comparatively low net interest margin (net interest income divided by average interest earning assets). We have had to rely on sales of securities in our investment portfolio, sales of loans and other one-time items to generate earnings. As noted in other sections of this discussion, we are not likely to be able to generate such gains in the future. Additional anticipated costs related to the issuance of restricted stock awards and stock options combined with additional federal securities laws compliance costs as well as costs associated with having an additional branch location, may further reduce our limited earnings that have been generated over the last few years and may cause us to report negative earnings for most if not all of the year for 2005.

      At the May 12, 2005, Annual Meeting of Stockholders, the Monadnock Community Bancorp 2005 Stock Option Plan for 46,041 shares and the Monadnock Community Bancorp 2005 Recognition and Retention Plan for 18,416 shares were approved. The awarding of stock options and recognition and retention shares is subject to the determination and granting by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory requirements, and certain performance objectives being met, including the consideration of the level of the Company's earnings. As of June 30, 2005, no shares were awarded under the Monadnock Community Bancorp 2005 Stock Option Plan or the Monadnock Community Bancorp 2005 Recognition and Retention Plan.

Management Strategy

      Our strategy is to operate as an independent financial institution dedicated to serving the needs of customers in our market area, which consists of Hillsborough and Cheshire counties in New Hampshire and Worcester County in Massachusetts. We intend to continue to attract retail deposits, with the goal of expanding the deposit base and to rely on organic growth. This growth may include the establishment of new branches, either by acquisition or by exploring opportunities in our market area.

      Our commitment is to provide a reasonable range of products and services to meet the needs of our customers. Our goal is to grow the Company while providing cost effective services to our market area and leveraging our infrastructure.

      Financial highlights of our strategy include:

      Continuing Asset Growth and Expanding Market Presence. As a credit union, by law, we served a specific group of customers. As a result of our May 1996 conversion to a federal savings bank, our base of possible customers expanded such that we could, for the first time, broadly target individuals and businesses in our market area. Total assets have grown $66.9 million, or 613.8%, from $10.9 million at April 30, 1996 to $77.8 million at June 30, 2005, as a result of our efforts to expand and market our product lines to appeal to a wide base of prospective customers. Our ability to grow at the same pace in the future may be limited by our current capital position.

      Continuing to be a Diversified Lender. On a measured pace, since our 1996 conversion from a credit union to a savings bank, we have diversified our loan products beyond offering commercial real estate loans. We are now able to better serve the needs of our community. As a result of expanding our product lines, one-to-four family residential loans comprised 54.8% of our loan portfolio at June 30, 2005. We intend to continue to concentrate on home and business lending, offering one-to-four family residential, commercial business, commercial real estate, home equity, multi-family residential and consumer loans.

      Continuing Our Strong Asset Quality. The new loan product lines mentioned above were introduced only when we were confident that our staff had the necessary expertise and we had sound underwriting and collection procedures in place. In addition to these conservative lending practices, we invest in investment grade securities. Our high asset quality is reflected in our ratio of non-performing assets to total assets, which was 0.62% and 0.33% at June 30, 2005 and 2004, respectively. Although non-performing assets increased during this period, 73.4% of the non-performing assets carried a SBA government guaranty for June 30, 2005 compared with 73.0% for June 30, 2004.

      Building Core Deposits. As a credit union, our deposits were concentrated in regular savings accounts. Since 1997, we have been offering a wide range of deposit accounts. We have tried to increase our core deposits, including checking accounts, NOW accounts and savings accounts, which generally are lower cost sources of funds than certificates of deposits and are less sensitive to withdrawal when interest rates fluctuate. The acquisition of the Winchendon branch has increased our operating costs in comparison to the same period a year ago in the form of salaries and benefits for branch personnel, increased occupancy and equipment costs of maintaining a branch as well as increased other expenses such as postage, supplies, courier and marketing initiatives with having a presence outside of our Peterborough location.

      All of these initiatives are designed to improve our profitability in future years.

Changes in Financial Condition from December 31, 2004 to June 30, 2005

      General. Our total assets increased by $7.0 million, or 9.9%, to $77.8 million at June 30, 2005 compared to $70.8 million at December 31, 2004. The increase in total assets for the six month period ended June 30, 2005 is reflected by growth in our investment and loan portfolios of $5.7 million and $1.2 million, respectively. The increase in assets was funded by an increase in deposits of $6.7 million.

      Cash and cash equivalents. Cash and cash equivalents decreased $143,000 to $1.6 million at June 30, 2005 from $1.8 million at December 31, 2004. Cash and due from banks decreased $451,000 to $807,000 at June 30, 2005 from $1.3 million at December 31, 2004 and interest-bearing demand deposits in other financial institutions, including Federal funds sold, increased $308,000 to $827,000 at June 30, 2005 from $519,000 at December 31, 2004. The level of interest-bearing deposits, which are short-term overnight investments, fluctuates as investments are made in other earnings assets such as loans and investments, and as balances of interest-bearing liabilities such as deposits and FHLB advances fluctuate. Interest-bearing deposits are also used to fund cash and due from bank requirements. The decrease in cash and due from banks is due to a decrease in the amount of items processed through the Company's depository bank accounts that settled subsequent to the end of the reporting period.

      Investments. The Company classifies its investments in debt securities as securities held to maturity, securities available for sale or trading securities. Securities held to maturity are carried at amortized cost, securities available for sale are carried at fair value with unrealized gains and losses shown in accumulated other comprehensive income
(loss) as a separate component of stockholders' equity, net of related tax effects, and trading securities are carried at fair value with unrealized gains and losses reflected in earnings. The Company had no securities classified as trading securities at June 30, 2005 and December 31, 2004.

      Our investment portfolio increased $5.7 million, or 18.6%, to $36.4 million at June 30, 2005 from $30.7 million at December 31, 2004. The increase was primarily due to the purchase of $14.7 million of mortgage-backed and U.S. Government Agency securities during the period, partially offset by $9.0 million of proceeds received on sales and principal paydowns of mortgage-backed securities. The funding of these securities was mainly driven by an increase in deposits. At June 30, 2005, all of the U.S. Government Agency Obligations with a fair value of $4.5 million were callable at the discretion of the issuers without penalty, of which $1.5 million was callable during the third quarter of 2005 at a yield of 3.30% and $3.0 million was callable during 2006 at a weighted average yield of 4.03%. Based on the current interest rate environment, the likelihood that these securities will be called is unlikely.

      At June 30, 2005, the weighted average maturity of mortgage-backed securities available for sale is 317 months, based upon their final maturities. However, normal principal repayments and prepayments of mortgage-backed securities are received regularly, substantially reducing their weighted average maturities. The majority of our mortgage-backed securities are one year adjustable rate securities with the weighted average to next repricing adjustment being 11 months on average.

      Loans. Our net loan portfolio increased $1.2 million, or 3.4%, from $35.6 million at December 31, 2004 to $36.8 million at June 30, 2005. The largest increase was in consumer real estate loans which includes one-to-four family residential, home equity and multi-family loans. Consumer real estate loans increased $1.9 million, or 8.4%, to $24.4 million at June 30, 2005 from $22.5 million at December 31, 2004. The increase in volume was attributable to a promotional home equity loan product which increased home equity loans $958,000 during this period as well as volume in mainly fixed rate 15 and 30 year mortgages which increased $970,000 during this period. During the second quarter of 2005, the Bank decided to portfolio not only 15 year mortgages but to a lesser extent 30 year fixed mortgages. Consumer loans increased $406,000 to $742,000 at June 30, 2005 from $336,000 at
December 31, 2004 as the Bank began offering attractive financing on automotive loans for personal and business customers. Commercial real estate loans decreased $963,000 to $8.6 million at June 30, 2005 from $9.6 million at December 31, 2004 due to payoffs, principal repayments and the sale of $208,000 in SBA Government guaranteed loans exceeding new loan production. Commercial loans decreased $108,000 primarily due to the Company selling $287,000 in SBA Government guaranteed loans during the year. In addition, if short term and long term interest rates increase as a result of Federal Reserve Board actions for the remainder of 2005, the Company may find that loan volume is likely to decrease due to reduced borrower demand, thereby reducing our interest and fee income.

      Deposits. Our total deposits increased $6.7 million, or 14.5%, to $52.8 million at June 30, 2005 from $46.1 million at December 31, 2004. Interest-bearing deposits increased $5.8 million, to $47.5 million at June 30, 2005 from $41.7 million at December 31, 2004, while noninterest-bearing deposits increased $900,000 to $5.3 million at June 30, 2005 from $4.4 million at December 31, 2004. The increase in interest-bearing deposits is primarily attributable to time certificates which increased $8.1 million, partially offset by decreases in money market and savings accounts of $1.4 million and $812,000, respectively. The increase in time certificates is the direct result of our marketing initiatives in this area as well as paying competitive rates on this product. The decrease in savings accounts is primarily attributable to an internal movement of our Winchendon customers from savings to money market in an effort to align our product offerings as well as a shift of some customers into shorter term certificates of deposits. The decrease in money market deposit accounts is primarily the result of customers transferring money out of money market accounts into more attractive shorter term certificates of deposits, partially offset by the transfer of accounts noted above. The movement of customers into attractive rate time certificates is the direct result of the Federal Reserve Board actions which have increased the federal funds rate from a historic low of 1.0% in the second quarter of 2004 to 3.25% at the end of the second quarter of 2005. The increase in deposits for the year was used to fund investment and loan growth.

      Borrowings. FHLB advances increased $263,000 to $19.6 million at June 30, 2005 from $19.4 million at December 31, 2004.

      Principal payments due on FHLB advances after June 30, 2005 are $4.0 million in 2005, $6.5 million in 2006, $1.7 million in 2007, $425,000 in
2008, $4.5 million in 2009 and $2.5 million in years thereafter. The FHLB has the option to put and require the repayment of $4.0 million of borrowings during 2005; $1.0 million of which is at an interest rate of 3.15% maturing in 2009 if the three month LIBOR exceeds 5.00%; $3.0 million of which is at a weighted average interest rate of 3.04% maturing in 2009 if the three month LIBOR exceeds 6.50%. Additionally, the FHLB has the option to put and require the repayment of $1.0 million of borrowings during 2006 if the three month LIBOR exceeds 6.50% of which borrowings is at an interest rate of 3.99% maturing in 2014. As of June 30, 2005, the three month LIBOR was at 3.52%. Should the FHLB require repayment of the putable borrowings on the put dates, the interest cost to replace such borrowings would likely increase.

      Stockholders' Equity. Total stockholders' equity decreased by $60,000, or 1.2%, to about $5.2 million at June 30, 2005 from about $5.2 million at December 31, 2004. Our equity to assets ratio was 6.6% at June 30, 2005 compared to 7.4% at December 31, 2004. The decrease in total stockholders' equity was primarily attributable to a net loss of $75,000 for the six months ended June 30, 2005, partially offset by an increase in other comprehensive loss of $15,000.

Comparison of Results of Operations for the Three Months Ended June 30, 2005 and 2004.

      General. We recorded a net loss of $34,000 for the three months ended June 30, 2005 compared with a net loss of $4,000 for the three months ended June 30, 2004. The decrease in earnings is primarily attributable to an increase in noninterest expense of $173,000, partially offset by an increase in net interest and dividend income of $94,000, benefit for loan losses of $20,000 and noninterest income of $9,000.

      Our profitability has been marginal during the last few years primarily due to our high fixed operating costs in relation to the amount of net interest income and noninterest income we generated and our comparatively low net interest margin (net interest income divided by average interest earning assets). Noninterest expense (consisting primarily of salaries and employee benefits) divided by net interest income plus noninterest income, commonly referred to as our efficiency ratio, was 115.9% and 101.6% for the three months ended June 30, 2005 and June 30, 2004, respectively. The existing operating platform we have in place relative to the size of our customer base and asset base has tended to negatively impact our profitability. Additional anticipated costs from the issuance of restricted stock awards and stock options combined with additional federal securities laws compliance costs as well as costs associated with having an additional branch location, may further reduce our limited earnings that have been generated over the past couple of years and may cause us to report negative earnings for most if not all of the year for 2005. Our net interest margin for the three months ended June 30, 2005 was 2.30% as compared to 2.77% for the three months ended June 30, 2004 and 2.34% for the three months ended March 31, 2005. The decrease in net interest margin year over year is attributable to a change in the asset mix from 66.0% of interest earning assets in loans for 2004 to 48.4% for 2005 as well as an increase in the mix of liabilities to more higher cost of funding in the form of time certificates and FHLB advances. Should we be unable to generate continued commercial and residential loan volume for the remainder of 2005, become more reliant on interest income from our securities investments, or become more reliant on certificates of deposit or Federal Home Loan Bank borrowings for funding, our net interest margin may become further compressed which will have a negative impact on our net interest margin and net earnings potential.

      Net Interest and Dividend Income. Net interest and dividend income increased $94,000, or 28.1%, to $429,000 for the three months ended June 30, 2005 compared to $335,000 for the three months ended June 30, 2004, reflecting a $307,000, or 56.6%, increase in interest and dividend income, and a $213,000, or 102.9%, increase in interest expense. Our interest rate spread decreased to 2.03% for the three months ended June 30, 2005 compared to 2.57% for the three months ended June 30, 2004 and 2.09% for the three months ended March 31, 2005. As mentioned above, the compression in interest rate spread is a combination of a change in the mix of assets to lower yielding securities and lower yielding loans, partially offset by interest rate increases on interest-earning assets as a result of Federal Reserve Board actions as well as a change in the mix of liabilities to more interest rate sensitive products such as time certificates and FHLB advances thereby increasing the overall cost of interest-bearing liabilities.

      Interest and Dividend Income. Total interest and dividend income increased by $307,000, or 56.6%, to $849,000 for the three months ended June 30, 2005 from $542,000 for the three months ended June 30, 2004. The increase of $307,000 relates primarily to an increase of $26.0 million, or 53.4%, in average interest-earning assets to $74.7 million for the second quarter of 2005 from $48.7 million for the same period in 2004, coupled with an increase in the overall yield on interest-earning assets to 4.56% for the second quarter of 2005 from 4.48% for the same period in 2004. The increase in volumes is primarily attributable to an increase in the average balances of investment securities of $22.0 million and to a lesser extent, an increase of $4.0 million in loans. Interest income on loans increased $81,000, or 18.4%, to $521,000 for the second quarter of 2005 from $440,000 for the same period in 2004, primarily due to a $4.0 million increase in average loans from $32.2 million for the second quarter of 2004 to $36.2 million for the same period in 2005, and to a lesser extent an increase in loan yields from 5.51% for the second quarter of 2004 to 5.78% for the same period in 2005. The increase in average loans is primarily attributable to an increase of $3.4 million in consumer real estate loans. The continued low interest rate environment for fixed rate loans during 2004 and 2005, a special promotional home equity product introduced in the second quarter of 2005 along with the origination of 30 year fixed rate loans for portfolio towards the end of the second quarter of 2005 were the contributing factors toward consumer real estate loan growth for this period. The increase in average loan yields from 5.51% for the second quarter of 2004 to 5.78% for the same period in 2005 is primarily the result of Federal Reserve Board actions since the end of the second quarter of 2004 which have resulted in an increase in the Prime rate of 225 basis points during this time, partially offset by the mix of loans to lower yielding consumer real estate loans which comprised 65.6% of average loans for the second quarter of 2005 compared to 63.1% for the same period in 2004.

      Interest income on investment securities, Federal Home Loan Bank stock and interest-bearing deposits with other financial institutions increased $226,000 for the three months ended June 30, 2005 to $328,000 from $102,000 for the three months ended June 30, 2004. The increase was primarily the result of an increase in the average balance of the portfolio by $22.0 million to $38.5 million for the second quarter of 2005, from $16.5 million for the same period in 2004, coupled with an increase in the overall yield on total investments from 2.48% for the second quarter of 2004 to 3.41% for the same period in 2005. The increase in the average balances in the investment portfolio is the direct result of the Company leveraging the balance sheet with an increase in funding with FHLB advances and time deposits. The majority of investment securities are invested in one year adjustable rate securities which are expected to reprice upward during 2005.

      Interest Expense. Total interest expense increased by $213,000 to $420,000 for the three months ended June 30, 2005 from $207,000 for the three months ended June 30, 2004. The increase of $213,000 relates primarily to an increase of $23.1 million in average interest-bearing liabilities to $66.7 million for the second quarter of 2005 from $43.6 million for the same period in 2004, coupled with an increase in the average overall cost of interest-bearing liabilities to 2.53% for the second quarter of 2005 from 1.91% for the same period in 2004. The increase in volumes and costs is primarily attributable to the Bank increasing its leverage by investing in securities and funding this leverage primarily with time certificates and FHLB advances. Interest expense on deposits increased $142,000 to $266,000 for the second quarter of 2005 from $124,000 for the same period in 2004. The increase was primarily the result of an increase in the average balances of time certificates of $14.2 million to $28.7 million for the second quarter of 2005 from $14.5 million for the same period in 2004, coupled by an increase in the average costs of time certificates to 3.11% for the second quarter of 2005 from 2.67% for the same period in 2004. Average time certificates comprised 62.2% of interest bearing deposits for the second quarter of 2005 compared with 46.2% for the same period in 2004. The increase in average balances of time certificates is the direct result of the Company offering competitive rates on time certificates and to a lesser extent, the acquisition of a branch in Winchendon, Massachusetts which became effective October 15, 2004. Average savings deposits increased $488,000 to $17.4 million for the second quarter of 2005 from $16.9 million for the same period in 2004, coupled with an increase in costs on these deposits from 0.66% for the second quarter of 2004 to 1.00% for the same period in 2005. The increase in savings deposits is primarily attributable to the branch acquisition in Winchendon, Massachusetts in the fourth quarter of 2004, partially offset by a reduction in savings deposits being transferred to short-term time certificates.

      Interest expense on FHLB advances increased $71,000 to $154,000 for the three months ended June 30, 2005 from $83,000 for the three months ended June 30, 2004. The increase was primarily the result of an increase in the average balances of FHLB advances of $8.5 million to $20.6 million for the second quarter of 2005 from $12.1 million for the same period in 2004, coupled by an increase in the average borrowing costs to 3.01% for the second quarter of 2005 from 2.75% for the same period in 2004. The Company used the additional funding of FHLB advances to increase its position in investment securities.

      Allowance for Loan Losses. The Company recorded a benefit for loan losses (rather than a provision) of $20,000 for the three months ended June 30, 2005 compared with no benefit or provision for loan losses for the three months ended June 30, 2004. The benefit and the decrease in the allowance for loan losses for 2005 was primarily the result of the payoff of $199,000 in nonperforming assets in the second quarter of 2005; the settlement of $471,000 in nonperforming assets in the third quarter of 2005; the payoff of $787,000 of special mention assets in the second quarter of 2005, partially offset by the downgrade of $378,000 of loans in the second quarter of 2005 as well as the increase in the loan portfolio of $1.0 million for the second quarter of 2005. The allowance for loan losses as a percent of total loans was 0.83% at June 30, 2005 and 0.98% at June 30, 2004, respectively. The mix of the loan portfolio continues to be weighted towards consumer real estate loans which accounted for 66.1% and 64.2% of total loans at June 30, 2005 and 2004, respectively. These loans generally have a lower credit risk allocation and the portfolio has reduced levels of criticized and classified loans. We also take into consideration peer group loss experience for residential loans since our historical loss experience has been minimal. Total nonperforming assets increased $303,000 to $481,000, or 0.62% of total assets at June 30, 2005 compared to $178,000, or 0.33% of total assets at June 30, 2004. The nonperforming assets carried a guarantee by the Small Business Administration covering $353,000 and $130,000, respectively at June 30, 2005 and June 30, 2004. During the third quarter of 2005, we settled a nonperforming asset in the amount of $471,000 which would have reduced our nonperforming assets to $10,000, or 0.01% of total assets at June 30, 2005. Based on the above discussion, we believe that our allowance for loan losses covers known identifiable loan losses as well as estimated losses inherent in the portfolio for which the losses are probable but not specifically identifiable.

      Total Noninterest Income. Noninterest income increased $9,000 to $49,000 for the second quarter of 2005 from $40,000 for the same period in 2004. The increase for the period was attributable to increases in service charges on deposits of $19,000, other income of $4,000, partially offset by a decrease in net gains on sales of loans of $17,000. The increase in service charges is primarily related to the increase in new accounts opened throughout the year and the increase related to new accounts from the branch acquisition in the fourth quarter of 2004. The increase in other income is primarily the result of increased merchant activity as a result of new business accounts. The decrease in net gains on sales of loans is due to the sale of $176,000 of SBA government guaranteed loans during the second quarter of 2004 compared with $0 for the same period in 2005.

      Total Noninterest Expenses. Noninterest expenses increased $173,000, or 45.4%, to $554,000 for the three months ended June 30, 2005 compared to $381,000 for the three months ended June 30, 2004. The increase for the period was primarily due to increased salaries and employee benefits expense of $90,000, increased professional fees of $16,000, increased data processing expense of $14,000, increased other expense of $14,000 and increased occupancy expense of $13,000.

      Salaries and employee benefits expense represented 51.1% and 50.7% of total non-interest expense for the three months ended June 30, 2005 and 2004, respectively. Total salaries and employee benefits expense increased $90,000, or 46.6%, to $283,000 for the three months ended June 30, 2005 from $193,000 for the same period in 2004. The increase is primarily attributable to an increase in average full time equivalent employees from 17 for the second quarter of 2004 to 22 for the same period in 2005, normal salary increases, reduced deferrals of loan origination costs and increases in health care costs. The increase in average full time equivalent employees is primarily attributable to the Company acquiring a branch along with personnel in Winchendon, Massachusetts in the fourth quarter of 2004.

      Occupancy expense increased $13,000, or 46.4%, to $41,000 for the second quarter of 2005 from $28,000 for the same period in 2004. The increase is primarily associated with the costs of acquiring an additional branch in Winchendon, Massachusetts in the fourth quarter of 2004.

      Data processing expense increased $14,000, or 46.7%, to $44,000 for the second quarter of 2005 from $30,000 for the same period in 2004 primarily due to increased costs for maintenance contracts on data processing equipment, increased service bureau costs related to additional accounts being opened throughout the period, new accounts acquired as a result of the Winchendon branch acquisition in the fourth quarter of 2004 as well as costs associated with the Company commencing the rental of eight ATM machines with the Monadnock Community Bank label in the third quarter of 2004.

      Professional fees increased $16,000 to $34,000 for the second quarter of 2005 from $18,000 for the same period in 2004 primarily associated with increased legal, audit, consultant and shareholder related expenses as a result of the Bank reorganizing from a federally chartered mutual savings bank to a federally chartered stock holding company during the second quarter of 2004.

      Other expense increased $14,000 to $70,000 for the second quarter of 2005 from $56,000 for the same period in 2004 due to increased costs related to having a second branch, including the amortization of core deposit intangible from the branch purchase, additional courier costs, and increased costs related to having more deposit and loan accounts, as well as costs associated with the Company's annual meeting in the second quarter of 2005.

      Income tax benefit for the three months ended June 30, 2005 and June 30, 2004 was $22,000 and $2,000, respectively, and represented effective tax benefit rates of 39.5% and 26.9% for the second quarter of 2005 and 2004, respectively.

Comparison of Results of Operations for the Six Months Ended
 June 30, 2005 and 2004.

      General. We recorded a net loss of $75,000 for the six months ended June 30, 2005 compared with net income of $12,000 for the six months ended June 30, 2004. The decrease in earnings is primarily attributable to an increase in noninterest expense of $384,000, partially offset by an increase in net interest and dividend income of $161,000, benefit for loan losses of $20,000 and noninterest income of $66,000.

      Net Interest and Dividend Income. Net interest and dividend income increased $161,000, or 24.0%, to $831,000 for the six months ended June 30, 2005 compared to $670,000 for the six months ended June 30, 2004, reflecting a $554,000, or 52.4%, increase in interest and dividend income, and a $393,000, or 101.3%, increase in interest expense. Our interest rate spread decreased to 2.06% for the six months ended June 30, 2005 compared to 2.73% for the six months ended June 30, 2004. The compression in interest rate spread is a combination of a change in the mix of assets to lower yielding securities and lower yielding loans, partially offset by interest rate increases on interest-earning assets as a result of Federal Reserve Board actions as well as a change in the mix of liabilities to more interest rate sensitive products such as time certificates and FHLB advances thereby increasing the overall cost of interest-bearing liabilities.

      Interest and Dividend Income. Total interest and dividend income increased by $554,000, or 52.4%, to $1.6 million for the six months ended June 30, 2005 from $1.1 million for the six months ended June 30, 2004. The increase of $554,000 relates primarily to an increase of $25.9 million, or 56.1%, in average interest-earning assets to $72.1 million for the six months ended June 30, 2005 from $46.2 million for the same period in 2004, partially offset by a decrease in the overall yield on interest-earning assets to 4.51% for the six months ended June 30, 2005 from 4.61% for the same period in 2004. The increase in volumes is primarily attributable to an increase in the average balances of investment securities of $21.7 million and to a lesser extent, an increase of $4.2 million in loans. Interest income on loans increased $147,000, or 16.7%, to $1.0 million for the six months ended June 30, 2005 from $879,000 for the same period in 2004, primarily due to a $4.2 million increase in average loans from $31.8 million for the six months ended June 30, 2004 to $36.0 million for the same period in 2005, and to a lesser extent an increase in loan yields from 5.56% for the six months ended June 30, 2004 to 5.74% for the same period in 2005. The increase in average loans is primarily attributable to an increase of $3.4 million in consumer real estate loans. The continued low interest rate environment for fixed rate loans during 2004 and 2005, a special promotional home equity product introduced in the second quarter of 2005 along with the origination of 30 year fixed rate loans for portfolio towards the end of the second quarter of 2005 were the contributing factors toward consumer real estate loan growth for this period. The increase in average loan yields from 5.56% for the six months ended June 30, 2004 to 5.74% for the same period in 2005 is primarily the result of Federal Reserve Board actions since the end of the second quarter of 2004 which have resulted in an increase in the Prime rate of 225 basis points during this time, partially offset by the mix of loans to lower yielding consumer real estate loans which comprised 64.5% of average loans for the six months ended June 30, 2005 compared to 62.4% for the same period in 2004.

      Interest income on investment securities, Federal Home Loan Bank stock and interest-bearing deposits with other financial institutions increased $407,000 for the six months ended June 30, 2005 to $586,000 from $179,000 for the six months ended June 30, 2004. The increase was primarily the result of an increase in the average balance of the portfolio by $21.7 million to $36.1 million for the six months ended June 30, 2005 from $14.4 million for the same period in 2004, coupled with an increase in the overall yield on total investments from 2.51% for the six months ended June 30, 2004 to 3.28% for the same period in 2005. The increase in the average balances in the investment portfolio is the direct result of the Company leveraging the balance sheet with an increase in funding with FHLB advances and time deposits.

      Interest Expense. Total interest expense increased by $393,000 to $781,000 for the six months ended June 30, 2005 from $388,000 for the six months ended June 30, 2004. The increase of $393,000 relates primarily to an increase of $22.8 million in average interest-bearing liabilities to $64.3 million for the six months ended June 30, 2005 from $41.5 million for the same period in 2004, coupled with an increase in the average overall cost of interest-bearing liabilities to 2.45% for the six months ended June 30, 2005 from 1.88% for the same period in 2004. The increase in volumes and costs is primarily attributable to the Bank increasing its leverage by investing in securities and funding this leverage primarily with time certificates and FHLB advances. Interest expense on deposits increased $244,000 to $494,000 for the six months ended June 30, 2005 from $250,000 for the same period in 2004. The increase was primarily the result of an increase in the average balances of time certificates of $12.4 million to $26.9 million for the six months ended June 30, 2005 from $14.5 million for the same period in 2004, coupled by an increase in the average costs of time certificates to 3.06% for the six months ended June 30, 2005 from 2.66% for the same period in 2004. Average time certificates comprised 60.3% of interest-bearing deposits for the six months ended June 30, 2005 compared with 45.9% for the same period in 2004. The increase in average balances of time certificates is the direct result of the Company offering competitive rates on time certificates and to a lesser extent, the acquisition of a branch in Winchendon, Massachusetts which became effective October 15, 2004. Average savings deposits increased $666,000 to $17.7 million for the six months ended June 30, 2005 from $17.1 million for the same period in 2004, coupled with an increase in costs on these deposits from 0.69% for the six months ended June 30, 2004 to 0.98% for the same period in 2005. The increase in savings deposits is primarily attributable to the branch acquisition in Winchendon, Massachusetts in the fourth quarter of 2004, partially offset by a reduction in savings deposits being transferred to short-term time certificates.

      Interest expense on FHLB advances increased $149,000 to $287,000 for the six months ended June 30, 2005 from $138,000 for the six months ended June 30, 2004. The increase was primarily the result of an increase in the average balances of FHLB advances of $9.6 million to $19.6 million for the six months ended June 30, 2005 from $10.0 million for the same period in 2004, and to a lesser extent, an increase in the average borrowing costs to 2.95% for the six months ended June 30, 2005 from 2.79% for the same period in 2004. The Company used the additional funding of FHLB advances to increase its position in investment securities.

      Allowance for Loan Losses. The Company recorded a benefit for loan losses (rather than a provision) of $20,000 for the six months ended June 30, 2005 compared with no benefit or provision for loan losses for the six months ended June 30, 2004. The benefit and the decrease in the allowance for loan losses for 2005 was primarily the result of the payoff of $199,000 in nonperforming assets in the second quarter of 2005; the settlement of $471,000 in nonperforming assets in the third quarter of 2005; the payoff of $787,000 of special mention assets in the second quarter of 2005, partially offset by the downgrade of $378,000 of loans in the second quarter of 2005 as well as the increase in the loan portfolio of $1.2 million for the second quarter of 2005. The allowance for loan losses as a percent of total loans was 0.83% at June 30, 2005 and 0.98% at June 30, 2004, respectively. Based on the above discussion, we believe that our allowance for loan losses covers known identifiable loan losses as well as estimated losses inherent in the portfolio for which the losses are probable but not specifically identifiable.

      Total Noninterest Income. Noninterest income increased $66,000 to $146,000 for the six months ended June 30, 2005 from $80,000 for the same period in 2004. The increase for the period was attributable to increases in service charges on deposits of $36,000, net gains on sales of available for sale securities of $14,000, net gains on sales of loans of $12,000 and other income of $10,000. The increase in service charges is primarily related to the increase in new accounts opened throughout the year and the increase related to new accounts from the branch acquisition in the fourth quarter of 2004. The increase in net gains on sales of loans is due to the sale of $499,000 of SBA government guaranteed loans during the six months ended June 30, 2005 compared with $302,000 for the same period in 2004. The increase in other income is primarily the result of increased merchant activity as a result of new business accounts.

      Total Noninterest Expenses. Noninterest expenses increased $384,000, or 52.6%, to $1.1 million for the six months ended June 30, 2005 compared to $730,000 for the six months ended June 30, 2004. The increase for the period was primarily due to increased salaries and employee benefits expense of $175,000, increased professional fees of $56,000, increased other expense of $46,000, increased data processing expense of $26,000, increased occupancy expense of $26,000, and increased marketing expense of $24,000.

      Salaries and employee benefits expense represented 50.3% and 52.9% of total non-interest expense for the six months ended June 30, 2005 and 2004, respectively. Total salaries and employee benefits expense increased $175,000, or 45.3%, to $561,000 for the six months ended June 30, 2005 from $386,000 for the same period in 2004. The increase is primarily attributable to an increase in average full time equivalent employees from 17 for the six months ended June 30, 2004 to 23 for the same period in 2005, normal salary increases, increases in health care costs and reduced deferrals of loan origination costs. The increase in average full time equivalent employees is primarily attributable to the Company acquiring a branch along with personnel in Winchendon, Massachusetts in the fourth quarter of 2004.

      Occupancy expense increased $26,000, or 49.1%, to $79,000 for the six months ended June 30, 2005 from $53,000 for the same period in 2004. The increase is primarily associated with the costs of acquiring an additional branch in Winchendon, Massachusetts in the fourth quarter of 2004.

      Data processing expense increased $26,000, or 42.6%, to $87,000 for the six months ended June 30, 2005 from $61,000 for the same period in 2004 primarily due to increased costs for maintenance contracts on data processing equipment, increased service bureau costs related to additional accounts being opened throughout the period as well as new accounts acquired as a result of the Winchendon branch acquisition in the fourth quarter of 2004 as well as costs associated with the Company commencing the rental of eight ATM machines with the Monadnock Community Bank label in the third quarter of 2004.

      Professional fees increased $56,000 to $96,000 for the six months ended June 30, 2005 from $40,000 for the same period in 2004 primarily associated with increased legal, audit, consultant and shareholder related expenses as a result of the Bank reorganizing from a federally chartered mutual savings bank to a federally chartered stock holding company during the second quarter of 2004.

      Marketing expense increased $24,000 to $45,000 for the six months ended June 30, 2005 from $21,000 for the same period in 2004 as the Company advertised more heavily in 2005 in an effort to bring in new deposit and loan accounts in the Peterborough market as well as the Winchendon and surrounding town market as a result of the Company acquiring a branch in the fourth quarter of 2004.

      Other expense increased $46,000 to $140,000 for the six months ended June 30, 2005 from $94,000 for the same period in 2004 due to increased costs related to having a second branch, including the amortization of core deposit intangible from the branch purchase, additional courier costs, and increased costs related to having more deposit and loan accounts, as well as costs associated with the Company's annual meeting in the second quarter of 2005.

      Income tax benefit for the six months ended June 30, 2005 was $43,000 compared with income tax expense of $7,000 for the six months ended June 30, 2004, respectively, and represented effective tax rates (benefit) of (36.4%) for the six months ended June 30, 2005 compared with 36.2% for the same period in 2004.

Risk Elements

      Total nonperforming loans increased from $199,000 or 0.56% of total loans at December 31, 2004, to $471,000 or 1.28% of total loans at June 30, 2005. The nonperforming loans shown below carry a guarantee by the Small Business Administration covering $353,000 and $149,000, respectively, at June 30, 2005 and December 31, 2004. As noted in the allowance section, we settled a $471,000 nonperforming asset in the third quarter which would have reduced our nonperforming assets to $10,000.

      As shown in the following table, nonperforming assets as a percentage of total assets were 0.62% and 0.30%, as of June 30, 2005 and December 31, 2004, respectively.

                                                          June 30, 2005    December 31, 2004
                                                          -------------    -----------------
                                                                    ($ in Thousands)

Loans 90 days or more past due and still accruing              $  0              $  0
                                                               ====              ====

Total nonperforming loans and nonperforming assets             $481              $212
                                                               ====              ====

Nonperforming loans as a percent of total loans                1.28%             0.56%

Nonperforming assets as a percent of total assets              0.62%             0.30%

Liquidity and Commitments

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

      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products such as residential, commercial and consumer loans. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At June 30, 2005, the total approved loan commitments unfunded amounted to $6.7 million, which includes the unadvanced portion of loans of $4.6 million. Certificates of deposits and advances from the Federal Home Loan Bank of Boston scheduled to mature in one year or less at June 30, 2005, totaled $22.9 million and $6.8 million, respectively. Based on historical experience, we believe that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

      At June 30, 2005, we had total collateral available to support an additional $23.7 million in additional advances from the Federal Home Loan Bank of Boston, but the Bank's internal policy limits Federal Home Loan Bank advances to 40% of total assets which amounts to an additional $9.7 million in borrowing capacity at June 30, 2005.

Capital

      Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity totaled $5.2 million or 6.63% of total assets at June 30, 2005 compared to 7.37% of total assets at December 31, 2004.

      As of June 30, 2005, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6% and 5%, respectively. The Bank's regulatory capital ratios at June 30, 2005 were as follows: total risk-based capital - 15.78%, Tier I risk based - 14.76% and Tier I leverage (core capital) - 5.76%. There have been no conditions or events since that notification that management believes would cause a change in the Bank's categorization.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. At June 30, 2005, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition, results of operations, or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      Not applicable

Item 3.  Defaults Upon Senior Securities

      Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

      On May 12, 2005, the Company held its Annual Meeting of Stockholders. The matters which were submitted to a vote of the security holders and the results of the voting at such meeting were as follows:

                                                                             Results of Stockholder Vote
                                                                   -----------------------------------------------
                                                                                                        Abstentions
                                                                                                        and Broker
Matter Submitted                                                     For         Against    Withheld     Non-Votes
----------------                                                     ---         -------    --------    ----------

1)    Election of the following directors for three years
      or until their successors are elected and qualified:
            A)    William M. Pierce, Jr.                           852,942         N/A        2,585          N/A
            B)    Kenneth R. Simonetta                             833,777         N/A       21,750          N/A

1)     Election of the following directors for one year
       or until their successors are elected and qualified:
            A)   Edward J. Shea                                    855,502         N/A           25          N/A

2)     Approval of the Monadnock Community Bancorp
       2005 Stock Option Plan                                      720,396      42,950          100       92,081

3)     Approval of the Monadnock Community Bancorp
       2005 Recognition and Retention Plan                         719,181      43,065        1,200       92,081

4)     Ratification of Shatswell, MacLeod & Company, P.C.
       as the Company's auditors for the fiscal year ended
       December 31, 2005                                           854,427       1,000          N/A          100

      Directors William M. Pierce, Jr., Kenneth R. Simonetta and Edward J. Shea continued in office in their current terms.

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

                                       Monadnock Community Bancorp, Inc.


Date: August 11, 2005                  /s/ William M. Pierce, Jr.
                                           --------------------------------
                                           William M. Pierce, Jr.
                                           President and Chief Executive
                                           Officer


Date: August 11, 2005                  /s/ Karl F. Betz
                                           --------------------------------
                                           Karl F. Betz
                                           Senior Vice President and Chief
                                           Financial Officer