Form 10QSB
period 2005-09-30
MONADNOCK COMMUNITY BANCORP INC
filed 2005-11-10
CIK 1283899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended September 30, 2005

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

      As of November 1, 2005, there were 939,631 shares issued and outstanding of the issuer's common stock.

                                    INDEX

              Monadnock Community Bancorp, Inc. and Subsidiary

Part I   Financial Information                                         Page
         ---------------------                                         ----

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of
         September 30, 2005 and December 31, 2004                         1

         Condensed Consolidated Statements of Income for the
         Three and Nine Months Ended September 30, 2005 and 2004          2

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2005 and 2004                    3

         Condensed Notes to Unaudited Consolidated Financial
         Statements                                                       5

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       8

Item 3.  Controls and Procedures                                         18

Part II. Other Information
         -----------------

Item 1.  Legal Proceedings                                               19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     19

Item 3.  Defaults upon Senior Securities                                 19

Item 4.  Submission of Matters to a Vote of Security Holders             19

Item 5.  Other Information                                               19

Item 6.  Exhibits                                                        19

SIGNATURES                                                               20

              MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
              ------------------------------------------------
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------


                                                               September 30,    December 31,
ASSETS                                                              2005            2004
------                                                         -------------    ------------
                                                                (Unaudited)

Cash and due from banks                                        $ 1,082,541      $ 1,258,440
Federal Home Loan Bank overnight deposit                                            390,447
Interest-bearing demand deposits with other banks                   43,710          128,911
Federal funds sold                                                 630,000
                                                               -----------      -----------
      Total cash and cash equivalents                            1,756,251        1,777,798
Interest-bearing time deposit in other bank                        100,000          100,000
Investments in available-for-sale securities (at fair value)    32,968,970       30,687,265
Federal Home Loan Bank stock, at cost                            1,220,400        1,220,400
Loans, net of allowance for loan losses of $307,251 as of
 September 30, 2005 and $324,502 as of December 31, 2004        39,784,720       35,602,177
Premises and equipment                                             806,099          731,496
Other real estate owned                                              9,000           12,500
Goodwill                                                           132,293          132,293
Core deposit intangible                                            110,083          129,583
Accrued interest receivable                                        294,269          218,416
Other assets                                                       239,322          164,415
                                                               -----------      -----------
      Total assets                                             $77,421,407      $70,776,343
                                                               ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing                                          $ 5,187,561      $ 4,417,945
  Interest-bearing                                              48,680,528       41,678,721
                                                               -----------      -----------
      Total deposits                                            53,868,089       46,096,666
Federal Home Loan Bank advances                                 18,272,476       19,364,354
Other liabilities                                                  166,964          102,401
                                                               -----------      -----------
      Total liabilities                                         72,307,529       65,563,421
                                                               -----------      -----------

Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized
   2,000,000 shares; issued and outstanding none
  Common stock, par value $.01 per share; authorized
   18,000,000 shares; 939,631 shares issued and outstanding
   at September 30, 2005 and December 31, 2004                       9,396            9,396
  Paid-in capital                                                2,783,101        2,783,101
  Retained earnings                                              2,522,951        2,583,445
  Unearned compensation ESOP                                      (135,304)        (135,304)
  Accumulated other comprehensive loss                             (66,266)         (27,716)
                                                               -----------      -----------
      Total stockholders' equity                                 5,113,878        5,212,922
                                                               -----------      -----------
      Total liabilities and stockholders' equity               $77,421,407      $70,776,343
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

              MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
              ------------------------------------------------
                       Part I - Financial Information
                        Item 1 - Financial Statements
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 -------------------------------------------
                                 (UNAUDITED)


                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                                 --------------------    -------------------------
                                                   2005        2004         2005           2004
                                                   ----        ----         ----           ----

Interest and dividend income:
  Interest and fees on loans                     $589,650    $458,774    $1,615,800     $1,337,824
  Interest on investments-taxable                 306,514     195,612       857,431        363,884
  Other interest income                            23,970      11,192        59,097         22,161
                                                 --------    --------    ----------     ----------
      Total interest and dividend income          920,134     665,578     2,532,328      1,723,869
                                                 --------    --------    ----------     ----------

Interest expense:
  Interest on deposits                            301,425     136,446       795,820        387,129
  Interest on Federal Home Loan Bank advances     152,555     135,015       439,560        272,930
                                                 --------    --------    ----------     ----------
      Total interest expense                      453,980     271,461     1,235,380        660,059
                                                 --------    --------    ----------     ----------
      Net interest and dividend income            466,154     394,117     1,296,948      1,063,810
Benefit for loan losses                                                     (20,000)
                                                 --------    --------    ----------     ----------
      Net interest and dividend income
       after benefit for loan losses              466,154     394,117     1,316,948      1,063,810
                                                 --------    --------    ----------     ----------

Noninterest income:
  Service charges on deposits                      27,502      21,883        91,081         50,345
  Net gain on sales of available-for-sale
   securities                                                                13,627
  Net gains on sales of loans                                                37,740         25,415
  Loan commissions                                  1,535       5,077         5,177         13,035
  Other income                                     15,139      11,327        42,712         29,165
                                                 --------    --------    ----------     ----------
      Total noninterest income                     44,176      38,287       190,337        117,960
                                                 --------    --------    ----------     ----------

Noninterest expense:
  Salaries and employee benefits                  247,493     217,865       808,226        603,906
  Occupancy expense                                37,941      27,814       116,726         80,963
  Equipment expense                                16,530      10,152        49,185         32,351
  Data processing                                  43,880      39,894       131,315        100,971
  Blanket bond insurance                            5,510       5,510        16,531         16,531
  Professional fees                                20,775      35,028       116,650         75,398
  Supplies and printing                            12,776       5,605        31,383         17,845
  Telephone expense                                12,423      10,434        35,971         25,146
  Marketing expense                                15,162      11,103        60,356         32,316
  Postage expense                                   8,241       6,253        29,767         20,449
  Other expense                                    72,414      43,672       211,920        137,929
                                                 --------    --------    ----------     ----------
      Total noninterest expense                   493,145     413,330     1,608,030      1,143,805
                                                 --------    --------    ----------     ----------
  Income (loss) before income tax
   expense (benefit)                               17,185      19,074      (100,745)        37,965
Income tax expense (benefit)                        2,661       6,774       (40,251)        13,615
                                                 --------    --------    ----------     ----------
      Net income (loss)                          $ 14,524    $ 12,300    $  (60,494)    $   24,350
                                                 ========    ========    ==========     ==========

Shares used in computing net income
 (loss) per share:
  Basic                                           922,718     922,718       922,718            N/A
  Diluted                                         922,718     922,718       922,718            N/A
Net income (loss) per share - basic              $   0.02    $   0.01    $    (0.07)           N/A
Net income (loss) per share - diluted            $   0.02    $   0.01    $    (0.07)           N/A

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


                                                                           Nine Months Ended
                                                                             September 30,
                                                                     -----------------------------
                                                                         2005             2004
                                                                         ----             ----

Cash flows from operating activities:

Net (loss) income                                                    $    (60,494)    $     24,350
Adjustments to reconcile net (loss) income to net cash
 (used in) provided by operating activities:
  Net gain on sales of available-for-sale securities                      (13,627)
  Net amortization of securities                                           80,784           53,302
  Change in deferred loan origination costs, net                          (28,155)         (25,001)
  Benefit for loan losses                                                 (20,000)
  Net gains on sales of loans                                             (37,740)         (25,415)
  Depreciation and amortization                                            61,111           43,299
  Gain on sale of other real estate owned                                                   (8,757)
  Writedown on other real estate owned                                        894
  Increase in accrued interest receivable                                 (75,853)         (79,314)
  Amortization of core deposit intangible                                  19,500
  Increase in other assets                                                (17,661)            (403)
  Increase in loan servicing rights and interest-only strips, net          (3,537)          (4,077)
  Decrease (increase) in prepaid expenses                                  11,827          (31,679)
  (Increase) decrease in taxes receivable                                 (40,251)          15,210
  Increase in accrued expenses                                             56,036           23,908
  Increase in accrued interest payable                                      6,879            2,711
  Increase in other liabilities                                             1,648           69,067
                                                                     ------------     ------------

Net cash (used in) provided by operating activities                       (58,639)          57,201
                                                                     ------------     ------------

Cash flows from investing activities:
  Purchases of available-for-sale securities                          (14,874,703)     (22,768,897)
  Proceeds from sales of available-for-sale securities                  3,212,446
  Principal payments received on available-for-sale securities          9,249,560        3,921,764
  Purchases of Federal Home Loan Bank stock                                               (735,100)
  Loan originations and principal collections, net                     (4,500,488)      (3,452,420)
  Loans purchased                                                        (137,235)
  Recoveries of previously charged off loans                                4,811            5,551
  Proceeds from sales of loans                                            536,264          327,640
  Payments received relating to other real estate owned                     2,606
  Proceeds from the sale of other real estate owned                                         84,601
  Capital expenditures - premises and equipment                          (135,714)        (251,862)
                                                                     ------------     ------------

Net cash used in investing activities                                  (6,642,453)     (22,868,723)
                                                                     ------------     ------------

Cash flows from financing activities:
  Net increase (decrease) in demand deposits, savings
   and NOW deposits                                                       172,669         (200,153)
  Net increase in time deposits                                         7,598,754        2,207,221
  Net change on short-term advances from Federal Home Loan Bank        (2,500,000)       9,219,176
  Long-term advances from Federal Home Loan Bank                        5,824,443        8,042,854
  Payments on long-term advances from Federal Home Loan Bank           (4,416,321)
  Net proceeds from issuance of common stock                                             2,657,193
                                                                     ------------     ------------

Net cash provided by financing activities                               6,679,545       21,926,291
                                                                     ------------     ------------

              MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
              ------------------------------------------------

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               -----------------------------------------------

                Nine Months Ended September 30, 2005 and 2004
                ---------------------------------------------
                                 (UNAUDITED)
                                 (continued)


                                                                         2005             2004
                                                                         ----             ----

Net decrease in cash and cash equivalents                                 (21,547)        (885,231)
Cash and cash equivalents at beginning of period                        1,777,798        1,822,623
                                                                     ------------     ------------
Cash and cash equivalents at end of period                           $  1,756,251     $    937,392
                                                                     ============     ============

Supplemental disclosures:
  Interest paid                                                      $  1,228,501     $    657,348
  Income taxes paid (received)                                                456           (1,595)
  Transfer of loans to other real estate owned                                              75,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

              MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
              ------------------------------------------------
                       Part I - Financial Information
                       Item 1. - Financial Statements
       Condensed Notes to Unaudited Consolidated Financial Statements
       --------------------------------------------------------------
                             September 30, 2005

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

      The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2005. Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

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

      At September 30, 2005, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

Note 2.  Earnings Per Share

      Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. For the nine months ended September 30, 2004, earnings per share was not considered meaningful since the Company completed its initial public offering on June 28, 2004.

Note 3.  Investments

The Company classifies its investments in debt securities as securities held-to-maturity, securities available-for-sale or trading securities. Securities held-to-maturity are carried at amortized cost, securities available-for-sale are carried at fair value with unrealized gains and losses shown in accumulated other comprehensive income (loss) asa separate component of stockholders' equity, net of related tax effects, and trading securities are carried at fair value with unrealized gains and losses reflected in earnings. The Company had no securities classified as trading securities during 2005 or 2004.

      The amortized cost and fair value of securities at September 30, 2005 and December 31, 2004 are as follows:


                                                            Amortized         Fair
                                                            Cost Basis        Value
                                                            ----------        -----

September 30, 2005:
  U.S. Government agency obligations                        $ 4,500,000    $ 4,465,370
                                                            -----------    -----------
  Mortgage-backed securities:
    FHLMC                                                     4,966,366      4,941,252
    GNMA                                                     23,612,333     23,562,348
                                                            -----------    -----------
      Total mortgage-backed securities                       28,578,699     28,503,600
                                                            -----------    -----------
      Total investments in available-for-sale securities    $33,078,699    $32,968,970
                                                            ===========    ===========

December 31, 2004:
  Mortgage-backed securities:
    FHLMC                                                   $ 2,613,985    $ 2,602,706
    GNMA                                                     28,119,174     28,084,559
                                                            -----------    -----------
      Total mortgage-backed securities                       30,733,159     30,687,265
                                                            -----------    -----------
      Total investments in available-for-sale securities    $30,733,159    $30,687,265
                                                            ===========    ===========

      At September 30, 2005, all of the U.S. Government agency obligations with a fair value of approximately $4,465,000 were callable at the discretion of the issuers without penalty, of which $1,488,000 is callable in the fourth quarter of 2005 at a yield of 3.30% and $2,977,000 is callable during 2006 at a weighted average yield of 4.03%.

Note 4.  Loans

      Loans consist of the following at:


                                             September 30,    December 31,
                                                  2005            2004
                                             -------------    ------------

Commercial real estate                        $ 8,247,791     $ 9,573,005
Consumer real estate                           27,008,330      22,498,004
Construction loans                                 94,653         219,661
Commercial loans                                3,499,937       3,117,667
Consumer loans                                  1,030,883         336,120
                                              -----------     -----------
                                               39,881,594      35,744,457
Allowance for loan losses                        (307,251)       (324,502)
Deferred costs, net                               210,377         182,222
                                              -----------     -----------
      Net loans                               $39,784,720     $35,602,177
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

      Changes in the allowance for loan losses are as follows:


                                                   Nine months ended
                                                     September 30,
                                                 ---------------------
                                                   2005         2004
                                                   ----         ----

Balance at beginning of period                   $324,502     $319,592
Benefit for loan losses                           (20,000)
Recoveries of loans previously charged off          4,811        5,551
Charge offs                                        (2,062)
                                                 --------     --------
Balance at end of period                         $307,251     $325,143
                                                 ========     ========

      Information with respect to impaired loans consisted of the following at:


                                                      September 30,    December 31,
                                                           2005            2004
                                                      -------------    ------------

Recorded investment in impaired loans                    $     0         $198,758
                                                         =======         ========

Impaired loans with allowances for credit losses         $     0         $198,758
                                                         =======         ========

Allowance for credit losses on impaired loans            $     0         $  6,397
                                                         =======         ========

      The Company's policy for interest income recognition on an impaired loan is to recognize income on a cash basis when the loan is both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $378,000 and $92,000 for the nine months ended September 30, 2005 and 2004, respectively. During the three and nine months ended September 30, 2005 and 2004, the Company recognized no income on impaired loans.

Note 5.  Deposits

      Interest-bearing deposits consisted of the following at:


                                           September 30,    December 31,
                                                2005            2004
                                           -------------    ------------

NOW accounts                                $ 3,348,507     $ 3,439,498
Savings accounts                              2,627,923       3,316,897
Money market deposit accounts                12,064,383      11,881,365
Time certificates                            30,639,715      23,040,961
                                            -----------     -----------
                                            $48,680,528     $41,678,721
                                            ===========     ===========

Note 6.  Adoption of Recent Accounting Policies

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This Statement revises SFAS Statement No. 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position.

              Monadnock Community Bancorp, Inc. and Subsidiary
              ------------------------------------------------
                       Part I - Financial Information
    Item 2.  Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2005

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

      Our earnings are primarily dependent upon our net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans and investment securities, and interest expense on interest-bearing liabilities, which principally consist of deposits and borrowings. Our results of operations also are affected by the level of our provisions for loan losses, noninterest income and noninterest expenses. Noninterest income consists primarily of service charges on deposit accounts, commissions we receive on loans we refer to a mortgage banking company, merchant fee income and any gain on sale of loans and investments. Noninterest expense consists primarily of salaries and employee benefits, and occupancy, equipment and data processing costs. Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

      As we have transitioned from a credit union, we have put into place the operations and personnel structure to serve as a community-based financial institution. Our profitability has been marginal due to our high fixed operating costs in relation to the amount of net interest income and noninterest income we generated and our comparatively low net interest margin (net interest income divided by average interest earning assets). We have had to rely on sales of securities in our investment portfolio, sales of loans and other one-time items to generate earnings. As noted in other sections of this discussion, we are not likely to be able to generate such gains in the future. Additional anticipated costs related to the issuance of restricted stock awards and stock options combined with costs associated with having an additional branch location, may further reduce our limited earnings that have been generated over the last few years and may cause us to report negative earnings for the year ended December 31, 2005.

      At the May 12, 2005, Annual Meeting of Stockholders, the Monadnock Community Bancorp 2005 Stock Option Plan for 46,041 shares and the Monadnock Community Bancorp 2005 Recognition and Retention Plan for 18,416 shares were approved. The awarding of stock options and recognition and retention shares is subject to the determination and granting by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory requirements, and certain performance objectives being met, including the consideration of the level of the Company's earnings. As of September 30, 2005, no shares have been awarded under the Monadnock Community Bancorp 2005 Stock Option Plan or the Monadnock Community Bancorp 2005 Recognition and Retention Plan.

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

      Financial highlights of our strategy include:

      Continuing Asset Growth and Expanding Market Presence. As a credit union, by law, we served a specific group of customers. As a result of our May 1996 conversion to a federal savings bank, our base of possible customers expanded such that we could, for the first time, broadly target individuals and businesses in our market area. Total assets have grown $66.5 million, or 610.1%, from $10.9 million at April 30, 1996 to $77.4 million at September 30, 2005, as a result of our efforts to expand and market our product lines to appeal to a wide base of prospective customers. Our ability to grow at the same pace in the future may be limited by our current capital position.

      Continuing to be a Diversified Lender. On a measured pace, since our 1996 conversion from a credit union to a savings bank, we have diversified our loan products beyond offering commercial real estate loans. We are now able to better serve the needs of our community. As a result of expanding our product lines, one-to-four family residential loans comprised 55.4% of our loan portfolio at September 30, 2005. We intend to continue to concentrate on home and business lending, offering one-to-four family residential, commercial business, commercial real estate, home equity, multi-family residential and consumer loans.

      Continuing Our Strong Asset Quality. The new loan product lines mentioned above were introduced only when we were confident that our staff had the necessary expertise and we had sound underwriting and collection procedures in place. In addition to these conservative lending practices, we invest in investment grade securities. Our high asset quality is reflected in our ratio of non-performing assets to total assets, which was 0.01% and 0.16% at September 30, 2005 and 2004, respectively.

      Building Core Deposits. As a credit union, our deposits were concentrated in regular savings accounts. Since 1997, we have been offering a wide range of deposit accounts. We have tried to increase our core deposits, including checking accounts, NOW accounts and savings accounts, which generally are lower cost sources of funds than certificates of deposits and are less sensitive to withdrawal when interest rates fluctuate. The acquisition of the Winchendon branch has increased our operating costs in comparison to the same period a year ago in the form of salaries and benefits for branch personnel, increased occupancy and equipment costs of maintaining a branch as well as increased other expenses such as postage, supplies, courier and marketing initiatives associated with having a presence outside of our Peterborough location.

      All of these initiatives are designed to improve our profitability in future years.

Changes in Financial Condition from December 31, 2004 to September 30, 2005

      General. Our total assets increased by $6.6 million, or 9.3%, to $77.4 million at September 30, 2005 compared to $70.8 million at December 31, 2004. The increase in total assets for the nine month period ended September 30, 2005 is reflected by growth in our loan and investment portfolios of $4.2 million and $2.3 million, respectively. The increase in assets was funded by an increase in deposits of $7.8 million, partially offset by a decrease in Federal Home Loan Bank ("FHLB") advances of $1.1 million.

      Investments. Our investment portfolio increased $2.3 million, or 7.5%, to $33.0 million at September 30, 2005 from $30.7 million at December 31, 2004. The increase was primarily due to the purchase of $14.9 million of mortgage-backed and U.S. Government agency securities during the period, partially offset by $12.5 million of proceeds received on sales and principal paydowns of mortgage-backed securities. The funding of these securities was mainly driven by an increase in deposits. At September 30, 2005, all of the U.S. Government agency obligations with a fair value of approximately $4.5 million are callable at the discretion of the issuers without penalty, of which $1.5 million is callable during the fourth quarter of 2005 at a yield of 3.30% and $3.0 million is callable during 2006 at a weighted average yield of 4.03%. Based on the current interest rate environment, the likelihood that these securities will be called is unlikely.

      At September 30, 2005, the weighted average maturity of mortgage-backed securities available for sale is 313 months, based upon their final maturities. However, normal principal repayments and prepayments of mortgage-backed securities are received regularly, substantially reducing their weighted average maturities. The majority of our mortgage-backed securities are one year adjustable rate securities with the weighted average term to next repricing adjustment being 11 months on average.

      Loans. Our net loan portfolio increased $4.2 million, or 11.8%, from $35.6 million at December 31, 2004 to $39.8 million at September 30, 2005. The largest increase was in consumer real estate loans which includes one-to-four family residential, home equity and multi-family loans. Consumer real estate loans increased $4.5 million, or 20.0%, to $27.0 million at September 30, 2005 from $22.5 million at December 31, 2004. The increase in volume was attributable to one-to-four family residential loans which increased $2.9 million during this period as well as a promotional home equity loan product which increased home equity loans $1.6 million during this period. During the second quarter of 2005, the Bank decided to portfolio not only 15 year fixed-rate mortgages but to a lesser extent 30 year fixed-rate mortgages. Consumer loans increased $695,000 to $1.0 million at September 30, 2005 from $336,000 at December 31, 2004 as the Bank began offering attractive financing on automotive loans for personal and business customers. Commercial loans increased $382,000 despite being partially offset by the sale of $290,000 in SBA Government guaranteed loans during the year. Commercial real estate loans decreased $1.4 million to $8.2 million at September 30, 2005 from $9.6 million at December 31, 2004 due to payoffs, principal repayments and the sale of $208,000 in SBA Government guaranteed loans exceeding new loan production. Loan growth during the third quarter of 2005 was $3.0 million and was mainly concentrated in consumer real estate loans which increased $2.6 million during the third quarter.

      Deposits. Our total deposits increased $7.8 million, or 16.9%, to $53.9 million at September 30, 2005 from $46.1 million at December 31, 2004. Interest-bearing deposits increased $7.0 million, to $48.7 million at September 30, 2005 from $41.7 million at December 31, 2004, while noninterest-bearing deposits increased $770,000 to $5.2 million at September 30, 2005 from $4.4 million at December 31, 2004. The increase in interest-bearing deposits is primarily attributable to an increase in time certificates of $7.6 million and to a lesser extent, money market accounts which increased $183,000, partially offset by a decrease in savings accounts of $689,000. The increase in time certificates is the direct result of our marketing initiatives in this area as well as paying competitive rates on this product. Money market deposit accounts increased $1.6 million during the third quarter of 2005 as customers began transferring money out of maturing shorter-term time certificates into money market accounts which reversed an earlier trend of customers transferring money into shorter-term time certificates from money market accounts in the first two quarters of 2005. The decrease in savings accounts is primarily attributable to an internal movement of our Winchendon customers from savings accounts to money market accounts in an effort to align our product offerings as well as a shift of some customers into shorter-term time certificates. The movement of customers during the third quarter of 2005 into money market accounts is the direct result of the Federal Reserve Board actions which have increased the federal funds rate from a historic low of 1.0% in the second quarter of 2004to 3.75% at the end of the third quarter of 2005. The increase in deposits for the year was used to fund loan and investment growth.

      Borrowings. FHLB advances decreased $1.1 million to $18.3 million at September 30, 2005 from $19.4 million at December 31, 2004.

      Principal payments due on FHLB advances after September 30, 2005 are $1.5 million in 2005, $6.5 million in 2006, $1.7 million in 2007, $425,000 in 2008, $4.5 million in 2009 and $3.6 million in years thereafter. The FHLB will require the repayment of $4.0 million of borrowings during 2005 if the three month LIBOR exceeds specified rates; $1.0 million of which is at an interest rate of 3.15% maturing in 2009 if the three month LIBOR exceeds 5.00%; $3.0 million of which is at a weighted average interest rate of 3.04% maturing in 2009 if the three month LIBOR exceeds 6.50%. Additionally, the FHLB will require the repayment of $1.0 million of borrowings during 2006 if the three month LIBOR exceeds 6.50% of which borrowings are at an interest rate of 3.99% maturing in 2014. As of September 30, 2005, the three month LIBOR was at 4.07%. Should the FHLB require repayment of the putable borrowings on the put dates, the interest cost to replace such borrowings would likely increase.

      Stockholders' Equity. Total stockholders' equity decreased by $99,000, or 1.9%, to $5.1 million at September 30, 2005 from $5.2 million at December 31, 2004. Our equity to assets ratio was 6.6% at September 30, 2005 compared to 7.4% at December 31, 2004. The decrease in total stockholders' equity was primarily attributable to a net loss of $60,000 for the nine months ended September 30, 2005 and an increase in accumulated other comprehensive loss of $39,000.

Comparison of Results of Operations for the Three Months Ended September 30, 2005 and 2004.

      General. We recorded net income of $15,000 for the three months ended September 30, 2005 compared with net income of $12,000 for the three months ended September 30, 2004.

      Our profitability has been marginal during the last few years primarily due to our high fixed operating costs in relation to the amount of net interest and dividend income and noninterest income we generated and our comparatively low net interest margin (net interest and dividend income divided by average interest earning assets). Noninterest expense (consisting primarily of salaries and employee benefits) divided by net interest and dividend income plus noninterest income, commonly referred to as our efficiency ratio, was 96.6% and 95.6% for the three months ended September 30, 2005 and September 30, 2004, respectively. The existing operating platform we have in place relative to the size of our customer base and asset base has tended to negatively impact our profitability. Additional costs, if and when restricted stock awards and stock options are issued, combined with costs associated with having an additional branch location, may further reduce our limited earnings that have been generated over the past couple of years and may cause us to report negative earnings for the year ended December 31, 2005. Our net interest margin for the three months ended September 30, 2005 was 2.43% as compared to 2.57% for the three months ended September 30, 2004 and 2.30% for the three months ended June 30, 2005. The decrease in net interest margin year over year is attributable to a change in the asset mix from 54.9% of average interest-earning assets in loans for the third quarter of 2004 to 50.8% for the third quarter of 2005 as well as an increase in the mix of liabilities to a more higher cost of funding in the form of time certificates and FHLB advances. The increase in net interest margin of 13 basis points for the third quarter of 2005 in comparison to the second quarter of 2005 is due to the one-time collection of approximately $24,000 in nonaccrual interest and late charges on two nonaccrual loans as well as prepayment fees received on a loan that was paid off in the third quarter of 2005.

      Net Interest and Dividend Income. Net interest and dividend income increased $72,000, or 18.3%, to $466,000 for the three months ended September 30, 2005 compared to $394,000 for the three months ended September 30, 2004, reflecting a $255,000, or 38.3%, increase in interest and dividend income, and a $183,000, or 67.5%, increase in interest expense. Our interest rate spread decreased 19 basis points to 2.14% for the three months ended September 30, 2005 compared to 2.33% for the three months ended September 30, 2004 and increased 11 basis points over the interest rate spread of 2.03% for the three months ended June 30, 2005. As mentioned above, the compression in interest rate spread is a combination of a change in the overall mix of assets to lower yielding securities and lower yielding loans, partially offset by interest rate increases on interest-earning assets as a result of Federal Reserve Board actions as well as a change in the mix of liabilities to more interest rate sensitive products such as time certificates and FHLB advances thereby increasing the overall cost of interest-bearing liabilities. The increase in interest rate spread of 11 basis points for the third quarter of 2005 compared with the second quarter of 2005 is attributable to the one-time collection of approximately $24,000 in interest income and prepayment fees as discussed above in the general section.

      Interest and Dividend Income. Total interest and dividend income increased by $255,000, or 38.3%, to $920,000 for the three months ended September 30, 2005 from $665,000 for the three months ended September 30, 2004. The increase of $255,000 relates primarily to an increase of $15.1 million, or 24.7%, in average interest-earning assets to $76.2 million for the third quarter of 2005 from $61.1 million for the same period in 2004, coupled with an increase in the overall yield on interest-earning assets to 4.79% for the third quarter of 2005 from 4.33% for the same period in 2004. The increase in volumes is attributable to an increase in the average balances of investment securities of $10.0 million as well as an increase of $5.1 million in loans. Interest income on loans increased $131,000, or 28.5%, to $590,000 for the third quarter of 2005 from $459,000 for the same period in 2004, due to a $5.1 million increase in average loans from $33.6 million for the third quarter of 2004 to $38.7 million for the same period in 2005, and to a lesser extent an increase in loan yields from 5.44% for the third quarter of 2004 to 6.05% for the same period in 2005. The increase in average loans is primarily attributable to an increase of $4.4 million in consumer real estate loans. The continued low interest rate environment for fixed rate loans during 2004 and 2005, a special promotional home equity product introduced in the second quarter of 2005 along with the origination of 30 year fixed-rate loans for portfolio towards the end of the second quarter of 2005 were the contributing factors toward consumer real estate loan growth for this period. The increase in average loan yields from 5.44% for the third quarter of 2004 to 6.05% for the same period in 2005 is primarily the result of Federal Reserve Board actions since the end of the second quarter of 2004 which have resulted in an increase in the Prime rate of 275 basis points during this time, partially offset by the mix of loans to lower yielding consumer real estate loans which comprised 66.8% of average loans for the third quarter of 2005 compared to 63.9% for the same period in 2004. The increase in loan yields for the third quarter of 2005 is attributable to the one-time collection of approximately $24,000 in interest income as discussed above. Excluding this additional interest income, the loan yield for the third quarter of 2005 would have been 5.80%.

      Interest and dividend income on investment securities, Federal Home Loan Bank stock and interest-bearing deposits with other financial institutions increased $124,000 for the three months ended September 30, 2005 to $330,000 from $206,000 for the three months ended September 30, 2004. The increase was primarily the result of an increase in the average balance of the portfolio by $10.0 million to $37.5 million for the third quarter of 2005, from $27.5 million for the same period in 2004, coupled with an increase in the overall yield on total investments from 2.99% for the third quarter of 2004 to 3.50% for the same period in 2005. The increase in the average balances in the investment portfolio is the direct result of the Company leveraging the balance sheet with an increase in funding with time deposits. The majority of investment securities are invested in one year adjustable rate securities which are expected to reprice upward during 2005 and again in 2006 given the current levels of interest rates as of September 30, 2005.

      Interest Expense. Total interest expense increased by $183,000 to $454,000 for the three months ended September 30, 2005 from $271,000 for the three months ended September 30, 2004. The increase of $183,000 relates primarily to an increase of $14.2 million in average interest-bearing liabilities to $68.0 million for the third quarter of 2005 from $53.8 million for the same period in 2004, coupled with an increase in the average overall cost of interest-bearing liabilities to 2.65% for the third quarter of 2005 from 2.01% for the same period in 2004. The increase in volumes and costs is primarily attributable to the Bank increasing its leverage by investing in securities and funding this leverage primarily with time certificates. Interest expense on deposits increased $165,000 to $301,000 for the third quarter of 2005 from $136,000 for the same period in 2004. The increase was primarily the result of an increase in the average balances of time certificates of $15.3 million to $31.2 million for the third quarter of 2005 from $15.9 million for the same period in 2004, coupled by an increase in the average costs of time certificates to 3.21% for the third quarter of 2005 from 2.74% for the same period in 2004. Average time certificates comprised 64.1% of interest-bearing deposits for the third quarter of 2005 compared with 49.3% for the same period in 2004. The increase in average balances of time certificates is the direct result of the Company offering competitive rates on time certificates and to a lesser extent, the acquisition of a branch in Winchendon, Massachusetts which became effective October 15, 2004. Average savings deposits increased $1.2 million to $17.5 million for the third quarter of 2005 from $16.3 million for the same period in 2004, coupled with an increase in costs on these deposits from 0.66% for the second quarter of 2004 to 1.10% for the same period in 2005. The increase in savings deposits is primarily attributable to the branch acquisition in Winchendon, Massachusetts in the fourth quarter of 2004, partially offset by a reduction in savings deposits being transferred to short-term time certificates in the first and second quarter of 2005.

      Interest expense on FHLB advances increased $18,000 to $153,000 for the three months ended September 30, 2005 from $135,000 for the three months ended September 30, 2004. The increase was primarily the result of an increase in average borrowing costs to 3.14% for the third quarter of 2005 from 2.48% for the same period in 2004, partially offset by a decrease in the average balances of FHLB advances of $2.4 million to $19.3 million for the third quarter of 2005 from $21.7 million for the same period in 2004. The increase in borrowing costs is mainly attributable to the Bank funding maturing FHLB advances with longer-term borrowings. During the second and third quarter of 2005, the Bank obtained $3.1 million in long-term borrowings at a weighted average cost of 4.35% and a weighted average original maturity of 82 months.

      Allowance for Loan Losses. The Company did not record a provision for loan losses for the three months ended September 30, 2005 and September 30, 2004. The allowance for loan losses as a percent of total loans was 0.77% at September 30, 2005 and 0.96% at September 30, 2004, respectively. The mix of the loan portfolio continues to be weighted towards consumer real estate loans which accounted for 67.7% and 65.2% of total loans at September 30, 2005 and 2004, respectively. These loans generally have a lower credit risk allocation and the portfolio has reduced levels of criticized and classified loans. We also take into consideration peer group loss experience for residential loans since our historical loss experience has been minimal. Total nonperforming assets decreased $90,000 to $9,000, or 0.01% of total assets at September 30, 2005 compared to $99,000, or 0.15% of total assets at September 30, 2004. During the fourth quarter of 2005, we settled a nonperforming asset in the amount of $9,000, which will reduce our nonperforming assets to $0. Based on the above discussion, we believe that our allowance for loan losses covers known identifiable loan losses as well as estimated losses inherent in the portfolio for which the losses are probable but not specifically identifiable.

      Total Noninterest Income. Noninterest income increased $6,000 to $44,000 for the third quarter of 2005 from $38,000 for the same period in 2004. The increase for the period was attributable to increases in service charges on deposits of $6,000, other income of $4,000, partially offset by a decrease in loan commissions of $4,000. The increase in service charges is primarily related to the increase in new accounts opened throughout the year and the increase related to new accounts from the branch acquisition in the fourth quarter of 2004. The increase in other income is primarily the result of increased merchant activity as a result of new business accounts. The decrease in loan commissions is the result of the Company having less volume of residential real estate loans in 2005 compared with 2004 that were originated and kept by the mortgage banking company that the Company uses to generate mortgage loans. Fees received and paid on loans that are closed by the mortgage banking company and placed in our portfolio are deferred and amortized as an adjustment of yield.

      Total Noninterest Expenses. Noninterest expenses increased $80,000, or 19.4%, to $493,000 for the three months ended September 30, 2005 compared to $413,000 for the three months ended September 30, 2004. The increase for the period was primarily due to increased salaries and employee benefits expense of $29,000, increased other expense of $28,000, increased occupancy expense of $10,000, partially offset by a decrease in professional fees of $14,000.

      Salaries and employee benefits expense represented 50.2% and 52.7% of total noninterest expense for the three months ended September 30, 2005 and 2004, respectively. Total salaries and employee benefits expense increased $29,000, or 13.3%, to $247,000 for the three months ended September 30, 2005 from $218,000 for the same period in 2004. The increase is primarily attributable to an increase in average full time equivalent employees from 18 for the third quarter of 2004 to 22 for the same period in 2005, normal salary increases, increases in health care costs, partially offset by increased deferrals of loan origination costs. The increase in average full time equivalent employees is primarily attributable to the Company acquiring a branch along with personnel in Winchendon, Massachusetts in the fourth quarter of 2004. The increase in deferral of loan origination costs is the result of the Company originating a substantial portion of its one-to-four family residential loans for portfolio in the third quarter of 2005.

      Occupancy expense increased $10,000, or 35.7%, to $38,000 for the third quarter of 2005 from $28,000 for the same period in 2004. The increase is primarily associated with the costs of acquiring an additional branch in Winchendon, Massachusetts in the fourth quarter of 2004.

      Professional fees decreased $14,000 to $21,000 for the third quarter of 2005 from $35,000 for the same period in 2004 primarily as a result of reduced legal and audit costs that were incurred in the third quarter of 2004 related to public company filings, the pending acquisition of a branch purchase and costs related to implementing an employee stock ownership plan.

      Other expense increased $28,000 to $72,000 for the third quarter of 2005 from $44,000 for the same period in 2004 due to increased costs related to having a second branch, including the amortization of core deposit intangible from the branch purchase, additional courier costs, and increased costs related to having more deposit and loan accounts, as well as costs associated with the Company's annual meeting.

Comparison of Results of Operations for the Nine Months Ended September 30, 2005 and 2004.

      General. We recorded a net loss of $60,000 for the nine months ended September 30, 2005 compared with net income of $24,000 for the nine months ended September 30, 2004. The decrease in earnings is primarily attributable to an increase in noninterest expense of $464,000, partially offset by increases in net interest and dividend income of $233,000, benefit for loan losses of $20,000 and noninterest income of $72,000.

      Net Interest and Dividend Income. Net interest and dividend income increased $233,000, or 21.9%, to $1.3 million for the nine months ended September 30, 2005 compared to $1.1 million for the nine months ended September 30, 2004, reflecting a $808,000, or 46.9%, increase in interest and dividend income, and a $575,000, or 87.1%, increase in interest expense. Our interest rate spread decreased to 2.09% for the nine months ended September 30, 2005 compared to 2.57% for the nine months ended September 30, 2004. The compression in interest rate spread is a combination of a change in the mix of assets to lower yielding securities and lower yielding loans, partially offset by interest rate increases on interest-earning assets as a result of Federal Reserve Board actions as well as a change in the mix of liabilities to more interest rate sensitive products such as time certificates and FHLB advances thereby increasing the overall cost of interest-bearing liabilities.

      Interest and Dividend Income. Total interest and dividend income increased by $808,000, or 46.9%, to $2.5 million for the nine months ended September 30, 2005 from $1.7 million for the nine months ended
September 30, 2004. The increase of $808,000 relates primarily to an increase of $22.3 million, or 43.6%, in average interest-earning assets to $73.5 million for the nine months ended September 30, 2005 from $51.2 million for the same period in 2004 coupled with an increase in the overall yield on interest-earning assets to 4.61% for the nine months ended September 30, 2005 from 4.50% for the same period in 2004. The increase in volumes is primarily attributable to an increase in the average balances of investment securities of $17.8 million and to a lesser extent, an increase of $4.5 million in loans. Interest income on loans increased $278,000, or 20.8%, to $1.6 million for the nine months ended September 30, 2005 from $1.3 million for the same period in 2004, primarily due to a $4.5 million increase in average loans from $32.4 million for the nine months ended September 30, 2004 to $36.9 million for the same period in 2005, and to a lesser extent an increase in loan yields from 5.52% for the nine months ended September 30, 2004 to 5.85% for the same period in 2005. The increase in average loans is primarily attributable to an increase of $3.7 million in consumer real estate loans. The continued low interest rate environment for fixed rate mortgage loans during 2004 and 2005, a special promotional home equity product introduced in the second quarter of 2005 along with the origination of 30 year fixed rate loans for portfolio towards the end of the second quarter of 2005 were the contributing factors toward consumer real estate loan growth for this period. The increase in average loan yields from 5.52% for the nine months ended September 30, 2004 to 5.85% for the same period in 2005 is primarily the result of Federal Reserve Board actions since the end of the second quarter of 2004 which have resulted in an increase in the Prime rate of 275 basis points during this time, partially offset by the mix of loans to lower yielding consumer real estate loans which comprised 65.3% of average loans for the nine months ended September 30, 2005 compared to 63.0% for the same period in 2004.

      Interest and dividend income on investment securities, Federal Home Loan Bank stock and interest-bearing deposits with other financial institutions increased $530,000 for the nine months ended September 30, 2005 to $916,000 from $386,000 for the nine months ended September 30, 2004. The increase was primarily the result of an increase in the average balance of the portfolio by $17.8 million to $36.6 million for the nine months ended September 30, 2005 from $18.8 million for the same period in 2004, coupled with an increase in the overall yield on total investments from 2.74% for the nine months ended September 30, 2004 to 3.35% for the same period in 2005. The increase in the average balances in the investment portfolio is the direct result of the Company leveraging the balance sheet with an increase in funding with FHLB advances and time deposits.

      Interest Expense. Total interest expense increased by $575,000 to $1.2 million for the nine months ended September 30, 2005 from $660,000 for the nine months ended September 30, 2004. The increase of $575,000 relates primarily to an increase of $19.9 million in average interest-bearing liabilities to $65.5 million for the nine months ended September 30, 2005 from $45.6 million for the same period in 2004, coupled with an increase in the average overall cost of interest-bearing liabilities to 2.52% for the nine months ended September 30, 2005 from 1.93% for the same period in 2004. The increase in volumes and costs is primarily attributable to the Bank increasing its leverage by investing in securities and funding this leverage primarily with time certificates and FHLB advances. Interest expense on deposits increased $409,000 to $796,000 for the nine months ended September 30, 2005 from $387,000 for the same period in 2004. The increase was primarily the result of an increase in the average balances of time certificates of $13.5 million to $28.4 million for the nine months ended September 30, 2005 from $14.9 million for the same period in 2004, coupled by an increase in the average costs of time certificates to 3.12% for the nine months ended September 30, 2005 from 2.69% for the same period in 2004. Average time certificates comprised 61.7% of interest-bearing deposits for the nine months ended September 30, 2005 compared with 47.0% for the same period in 2004. The increase in average balances of time certificates is the direct result of the Company offering competitive rates on time certificates and to a lesser extent, the acquisition of a branch in Winchendon, Massachusetts which became effective October 15, 2004. Average savings deposits increased $835,000 to $17.7 million for the nine months ended September 30, 2005 from $16.8 million for the same period in 2004, coupled with an increase in costs on these deposits from 0.68% for the nine months ended September 30, 2004 to 1.02% for the same period in 2005. The increase in savings deposits is primarily attributable to the branch acquisition in Winchendon, Massachusetts in the fourth quarter of 2004, partially offset by a reduction in savings deposits being transferred to short-term time certificates during the first and second quarter of 2005.

      Interest expense on FHLB advances increased $167,000 to $440,000 for the nine months ended September 30, 2005 from $273,000 for the nine months ended September 30, 2004. The increase was primarily the result of an increase in the average balances of FHLB advances of $5.6 million to $19.5 million for the nine months ended September 30, 2005 from $13.9 million for the same period in 2004, and to a lesser extent, an increase in the average borrowing costs to 3.01% for the nine months ended September 30, 2005 from 2.63% for the same period in 2004. The Company used the additional funding of FHLB advances to increase its position in investment securities.

      Allowance for Loan Losses. The Company recorded a benefit for loan losses (rather than a provision) of $20,000 for the nine months ended September 30, 2005 compared with no benefit or provision for loan losses for the nine months ended September 30, 2004. The benefit and the decrease in the allowance for loan losses for 2005 was primarily the result of the payoff of $670,000 in nonperforming assets in the second and third quarters of 2005; the payoff of $787,000 of special mention assets in the second quarter of 2005, partially offset by the downgrade of $378,000 of loans in the second quarter of 2005 as well as an increase in the loan portfolio of $4.1 million primarily in consumer real estate loans for the nine months ended September 30, 2005. The allowance for loan losses as a percent of total loans was 0.77% at September 30, 2005 and 0.96% at September 30, 2004, respectively. Based on the above discussion, we believe that our allowance for loan losses covers known identifiable loan losses as well as estimated losses inherent in the portfolio for which the losses are probable but not specifically identifiable.

      Total Noninterest Income. Noninterest income increased $72,000 to $190,000 for the nine months ended September 30, 2005 from $118,000 for the same period in 2004. The increase for the period was attributable to increases in service charges on deposits of $41,000, net gain on sales of available-for-sale securities of $14,000, net gains on sales of loans of $12,000 and other income of $14,000, partially offset by a decrease in loan commissions of $8,000. The increase in service charges is primarily related to the increase in new accounts opened throughout the year and the increase related to new accounts from the branch acquisition in the fourth quarter of 2004. The increase in net gains on sales of loans is due to the sale of $499,000 of SBA government guaranteed loans during the nine months ended September 30, 2005 compared with $302,000 for the same period in 2004. The increase in other income is primarily the result of increased merchant activity as a result of new business accounts. The decrease in loan commissions is the result of the Company having less volume of residential real estate loans in 2005 compared with 2004 that were originated and kept by the mortgage banking company that the Company uses to generate mortgage loans. Fees received and paid on loans that are closed by the mortgage banking company and placed in our portfolio are deferred and amortized as an adjustment of yield.

      Total Noninterest Expenses. Noninterest expenses increased $464,000, or 40.6%, to $1.6 million for the nine months ended September 30, 2005 compared to $1.1 million for the nine months ended September 30, 2004. The increase for the period was primarily due to increased salaries and employee benefits expense of $204,000, increased other expense of $74,000, increased professional fees of $42,000, increased occupancy expense of $36,000, increased data processing expense of $30,000 and increased marketing expense of $28,000.

      Salaries and employee benefits expense represented 50.3% and 52.8% of total noninterest expense for the nine months ended September 30, 2005 and 2004, respectively. Total salaries and employee benefits expense increased $204,000, or 33.8%, to $808,000 for the nine months ended September 30, 2005 from $604,000 for the same period in 2004. The increase is primarily attributable to an increase in average full time equivalent employees from 17 for the nine months ended September 30, 2004 to 22 for the same period in 2005, normal salary increases, increases in health care costs, partially offset by increased deferrals of loan origination costs. The increase in average full time equivalent employees is primarily attributable to the Company acquiring a branch along with personnel in Winchendon, Massachusetts in the fourth quarter of 2004.

      Occupancy expense increased $36,000, or 44.4%, to $117,000 for the nine months ended September 30, 2005 from $81,000 for the same period in 2004. The increase is primarily associated with the costs of acquiring an additional branch in Winchendon, Massachusetts in the fourth quarter of 2004.

      Data processing expense increased $30,000, or 29.7%, to $131,000 for the nine months ended September 30, 2005 from $101,000 for the same period in 2004 primarily due to increased costs for maintenance contracts on data processing equipment, increased service bureau costs related to additional accounts being opened throughout the period as well as new accounts acquired as a result of the Winchendon branch acquisition in the fourth quarter of 2004 as well as costs associated with the Company commencing the rental of eight ATM machines with the Monadnock Community Bank label in the third quarter of 2004.

      Professional fees increased $42,000 to $117,000 for the nine months ended September 30, 2005 from $75,000 for the same period in 2004 primarily associated with increased legal, audit, consultant and shareholder related expenses as a result of the Bank reorganizing from a federally chartered mutual savings bank to a federally chartered stock holding company during the second quarter of 2004.

      Marketing expense increased $28,000 to $60,000 for the nine months ended September 30, 2005 from $32,000 for the same period in 2004 as the Company advertised more heavily in 2005 in an effort to bring in new deposit and loan accounts in the Peterborough market as well as the Winchendon and surrounding town market as a result of the Company acquiring a branch in the fourth quarter of 2004.

      Other expense increased $74,000 to $212,000 for the nine months ended September 30, 2005 from $138,000 for the same period in 2004 due to increased costs related to having a second branch, including the amortization of core deposit intangible from the branch purchase, additional courier costs, and increased costs related to having more deposit and loan accounts, as well as costs associated with the Company's annual meeting.

      Income Tax (Benefit) Expense. Income tax (benefit) expense for the nine months ended September 30, 2005 was $40,000 compared with income tax expense of $14,000 for the nine months ended September 30, 2004, respectively, and represented effective tax rates (benefit) of (40.0%) for the nine months ended September 30, 2005 compared with 35.9% for the same period in 2004.

Risk Elements

      Total nonperforming loans decreased from $199,000 or 0.56% of total loans at December 31, 2004, to $0 or 0.00% of total loans at September 30, 2005. The nonperforming loans at December 31, 2004 totaling $199,000 carry a guarantee by the Small Business Administration covering $149,000 of the balance outstanding.

      As shown in the following table, nonperforming assets as a percentage of total assets were 0.01% and 0.30%, as of September 30, 2005 and December 31, 2004, respectively. As noted in the allowance section, we settled a $9,000 nonperforming asset in the fourth quarter which will reduce our nonperforming assets to $0.


                                                           September 30, 2005    December 31, 2004
                                                           ------------------    -----------------
                                                                       ($ in Thousands)

Loans 90 days or more past due and still accruing                $    0                $   0
                                                                 ======                =====

Total nonperforming loans and nonperforming assets               $    9                $ 212
                                                                 ======                =====

Nonperforming loans as a percent of total loans                    0.00%                0.56%

Nonperforming assets as a percent of total assets                  0.01%                0.30%

Liquidity and Commitments

      Our liquidity, represented by cash and cash equivalents and mortgage-backed and related securities, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize FHLB advances to leverage our capital base and provide funds for our lending and investment activities, and enhance our interest rate risk management. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products such as residential, commercial and consumer loans. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At September 30, 2005, the total approved loan commitments unfunded amounted to $6.8 million, which includes the unadvanced portion of loans of $4.7 million. Certificates of deposits and advances from the FHLB scheduled to mature in one year or less at September 30, 2005, totaled $23.6 million and $5.2 million, respectively. Based on historical experience, we believe that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

      At September 30, 2005, we had total collateral available to support an additional $23.5 million in additional advances from the FHLB, but the Bank's internal policy limits FHLB advances to 40% of total assets which amounts to an additional $10.9 million in borrowing capacity at September 30, 2005.

Capital

      Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity was $5.1 million or 6.61% of total assets at September 30, 2005 compared to 7.37% of total assets at December 31, 2004.

      As of September 30, 2005, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6% and 5%, respectively. The Bank's regulatory capital ratios at September 30, 2005 were as follows: total risk-based capital of 14.91%, Tier I risk based of 13.95% and Tier I leverage (core capital) of 5.81%. There have been no conditions or events since that notification that management believes would cause a change in the Bank's categorization.

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

      *     Purchasing adjustable rate securities

      *     Originating and purchasing adjustable rate loans,

      *     Originating a reasonable volume of fixed rate mortgages,

      *     Managing our deposits to establish stable deposit relationships,

      * Using FHLB advances and pricing on fixed-term non-core deposits to align maturities and repricing terms, and

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. At September 30, 2005, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition, results of operations, or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      Not applicable

Item 3.  Defaults Upon Senior Securities

      Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

      None

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


                                       Monadnock Community Bancorp, Inc.


Date: November 10, 2005                /s/ William M. Pierce, Jr.
                                       -------------------------------
                                       William M. Pierce, Jr.
                                       President and Chief Executive
                                       Officer


Date: November 10, 2005                /s/ Karl F. Betz
                                       -------------------------------
                                       Karl F. Betz
                                       Senior Vice President and Chief
                                       Financial Officer