Form 10KSB
period 2005-12-31
MONADNOCK COMMUNITY BANCORP INC
filed 2006-03-30
CIK 1283899

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended December 31, 2005
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to
                                           --------    --------

                      Commission File Number: 000-50810

                      Monadnock Community Bancorp, Inc.
               ----------------------------------------------
               (Name of Small Business Issuer in its Charter)

               Federal                               42-1634975
   -------------------------------             ----------------------
   (State or Other Jurisdiction of                (I.R.S. Employer
   Incorporation or Organization)              Identification Number)

One Jaffrey Road, Peterborough, New Hampshire           03458
---------------------------------------------        ----------
   (Address of Principal Executive Office)           (Zip Code)

                               (603) 924-9654
               -----------------------------------------------
               (Issuer's Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

                                    None
                                    ----

         Securities Registered Pursuant to Section 12(g) of the Act:

                   Common Stock, par value $0.01 per share
                   ---------------------------------------
                              (Title of Class)


      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.  [ ]

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.

(1)  YES   X  .  NO      .
         -----      -----

(2)  YES   X  .  NO      .
         -----      -----

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES        NO   X
    -----     -----

      The Registrant's revenues for the fiscal year ended December 31, 2005 were $3,736,629.

      As of March 1, 2006, there were 944,631 shares issued and outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of March 1, 2006 ($10.90) was $3,830,914.

                     DOCUMENTS INCORPORATED BY REFERENCE

1.    Portions of Annual Report to Stockholders (Part II)

                      MONADNOCK COMMUNITY BANCORP, INC.

                                 FORM 10-KSB

                                    INDEX

PART I                                                                         2

  ITEM 1.     Description of Business                                          2
  ITEM 2.     Description of Property                                         30
  ITEM 3.     Legal Proceedings                                               30
  ITEM 4.     Submission of Matters to a Vote of Security Holders             30

PART II                                                                       30

  ITEM 5.     Market for Common Equity, Related Stockholder Matters and
              Small Business Issuer Purchases of Equity Securities            30
  ITEM 6.     Management's Discussion and Analysis  or Plan of Operation      31
  ITEM 7.     Financial Statements                                            31
  ITEM 8.     Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure                                        31
  ITEM 8A.    Controls and Procedures                                         32
  ITEM 8B.    Other Information                                               32

PART III                                                                      32

  ITEM 9.     Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the Exchange Act      32
  ITEM 10.    Executive Compensation                                          35
  ITEM 11.    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                      36
  ITEM 12.    Certain Relationships and Related Transactions                  37
  ITEM 13.    Exhibits                                                        38
  ITEM 14.    Principal Accountant Fees and Services                          39

SIGNATURES                                                                    40

PART I

ITEM 1.  Description of Business
--------------------------------

Forward Looking Statements

      This Annual Report contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

Monadnock Mutual Holding Company

      Monadnock Mutual Holding Company is the federally chartered mutual holding company of Monadnock Community Bancorp, Inc., a federal corporation. Monadnock Mutual Holding Company does not engage in any significant business activity and is the owner of 516,797 shares of common stock of Monadnock Community Bancorp, Inc., or 54.7% of the issued and outstanding shares as of December 31, 2005. The remaining 427,834 shares or 45.3% were owned by public stockholders, including our employee stock ownership plan.

      Monadnock Mutual Holding Company's executive offices are located at One Jaffrey Road, Peterborough, New Hampshire 03458. Its telephone number at this address is (603) 924-9654.

Monadnock Community Bancorp, Inc.

      Monadnock Community Bancorp, Inc. is a federally chartered corporation that owns all of the outstanding common stock of Monadnock Community Bank, a federal savings bank with two full-service offices. At December 31, 2005, Monadnock Community Bancorp, Inc. had consolidated assets of $75.8 million, deposits of $53.2 million and stockholders' equity of $5.0 million. As of December 31, 2005, Monadnock Community Bancorp, Inc. had 944,631 shares of common stock issued and outstanding.

      Monadnock Community Bancorp, Inc.'s executive offices are located at One Jaffrey Road, Peterborough, New Hampshire 03458. Its telephone number at this address is (603) 924-9654.

Monadnock Community Bank

      Monadnock Community Bank is a federal stock savings bank that was organized in 1971 as a Vermont chartered credit union to serve the companies that were members of the Automobile Wholesalers Association of New England and the employees of such businesses. In May 1996, the credit union converted its charter to a federal mutual savings bank and, as a result, began to serve the general public. In June 2004, we completed our mutual holding company reorganization and stock offering, followed by our acquisition of a branch office located in Winchendon, Massachusetts in October 2004.

      Monadnock Community Bank's executive offices are located at One Jaffrey Road, Peterborough, New Hampshire 03458. Its telephone number at this address is (603) 924-9654.

Recent Events

      On February 9, 2006, the Board of Directors of Monadnock Mutual Holding Company adopted a Plan of Conversion and Reorganization to convert Monadnock Mutual Holding Company to a capital stock corporation. Monadnock Mutual Holding Company will offer for sale its ownership of 54.7% of the outstanding common stock of Monadnock Community Bancorp, Inc., first to depositors of Monadnock Community Bank and Monadnock Community Bank's employee stock ownership plan, and then to the general public with a preference to members of the local community and then stockholders of Monadnock Community Bancorp, Inc. Upon consummation of the conversion, Monadnock Mutual Holding Company will cease to exist and existing shares of Monadnock Community Bancorp, Inc. common stock held by public stockholders will be exchanged for new shares of Monadnock Bancorp, Inc., a Maryland corporation that would succeed Monadnock Community Bancorp, Inc. as the holding company of Monadnock Community Bank. The conversion is subject to approval by the Office of Thrift Supervision, the stockholders of Monadnock Community Bancorp, Inc. and the members of Monadnock Mutual Holding Company. For more information about the conversion and stock offering, please review the Registration Statement on Form SB-2 (Registration Number 333-132548) filed by Monadnock Bancorp, Inc. on March 17, 2006 with the Securities and Exchange Commission.

General

      Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent one- to four-family residential mortgage loans as well as home equity loans. We also originate commercial real estate loans and commercial business loans and to a lesser extent we originate multi-family loans and automobile and other consumer loans. We obtain loans through our staff, as well as through advertising in various publications and through our relationship with a mortgage banking company.

      Our revenues are derived principally from interest on loans and mortgage-backed and other securities. We also generate revenue from service charges, sales of loans and investments and other income.

      We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, demand deposit accounts and certificate of deposit accounts with varied terms ranging from 90 days to seven years. We solicit deposits in our primary market area of western Hillsborough and eastern Cheshire Counties, New Hampshire and northern Worcester County,
Massachusetts.

Competition

      We face strong competition in originating real estate and other loans. Competition in originating real estate loans comes primarily from mortgage bankers. We also face competition from other commercial banks with respect to commercial business loans.

      We also face competition in attracting deposits. In the past, we have attracted all of our deposits through our home office. With the acquisition of a branch in Winchendon, Massachusetts in October 2004, we began attracting deposits in this area as well as through our Peterborough, New Hampshire location. Competition for those deposits is principally from savings institutions, commercial banks, brokerage firms, credit unions and mutual funds. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. As of December 31, 2005, we believe that we hold less than 1% of the deposits in each of Hillsborough and Cheshire Counties in New Hampshire and Worcester County in Massachusetts. We also have less than a 1% share of the loan market in each of these counties.

Market Area

      We intend to continue to be a community oriented financial institution offering a variety of financial services to primarily meet the needs of the western Hillsborough and eastern Cheshire Counties in New Hampshire and northern Worcester County in Massachusetts that we serve.
Our market area is predominately rural in nature. The employer base is varied with manufacturing, retail, educational and service companies, with service being the largest. Population growth has slightly increased over the past few years, and in the past five years generally tracked the trends of the United States and New Hampshire. Unemployment rates in December, 2005 for Hillsborough and Cheshire Counties, was 3.4% and 2.9%, respectively, compared with 4.6% and 3.3% for the United States and the state of New Hampshire, respectively. The Worcester County, Massachusetts unemployment rate was 4.7%.

Lending Activities

      General. We originate one- to four-family residential loans and home equity loans. We also originate commercial real estate loans and commercial business loans and to a lesser extent, multi-family residential loans, commercial construction and residential land loans and consumer loans, primarily automobile loans. At December 31, 2005, our net loan portfolio totaled $44.5 million. One- to four-family residential real estate mortgage loans represented $23.6 million, or 52.9%, of our loan portfolio at December 31, 2005. Commercial real estate and commercial business loans totaled $8.4 million and $4.3 million, respectively, and represented 18.9% and 9.7%, respectively, of the total loan portfolio at December 31, 2005. Home equity loans totaled $5.8 million and represented 13.0% of the total loan portfolio.

      At December 31, 2005, the maximum amount which we could have loaned to any one borrower and the borrower's related entities under applicable regulations was generally $684,000 (which is 15% of our total regulatory capital). We also utilize credit enhancements provided by the United States Small Business Administration, the United States Department of Agriculture and other agencies which guarantee a major portion of specific loans. Our two largest lending relationships at December 31, 2005 were as follows:
(1) several loans totaling $764,000 to finance an inn as well as a second mortgage on residential property of which $348,000 is guaranteed by the United States Small Business Administration; and 2) a $697,000 loan relationship to fund a paving and plowing company of which $104,000 is guaranteed by the United States Small Business Administration, and the financing of a multi-family residence and the assignment of mortgages on two one- to four-family residences.

      Loan Portfolio Composition. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.


                                                  At December 31,
                                    -------------------------------------------
                                           2005                    2004
                                    -------------------     -------------------
                                    Amount      Percent     Amount      Percent
                                    ------      -------     ------      -------
                                              (Dollars in Thousands)

Real Estate
-----------
One- to four-family                 $23,597      52.92%     $18,843      52.71%
Home equity                           5,794      12.99        2,766       7.74
Commercial real estate                8,430      18.91        9,553      26.73
Multi-family                            597       1.34          614       1.72
Commercial construction and
 residential land development           480       1.08          515       1.44
                                    -------     ------      -------     ------
  Total real estate loans            38,898      87.24       32,291      90.34

Other Loans
-----------
Commercial business                   4,340       9.74        3,118       8.72
Consumer                              1,347       3.02          336       0.94
                                    -------     ------      -------     ------
  Total other loans                   5,687      12.76        3,454       9.66
                                    -------     ------      -------     ------

  Total loans                        44,585     100.00%      35,745     100.00%
                                                ======                  ======

Add (Deduct):
  Net deferred loan origination
   costs (1)                            207                     182
  Allowance for loan losses            (311)                   (325)
                                    -------                 -------
  Total loans, net                  $44,481                 $35,602
                                    =======                 =======

--------------------
<F1>  See Note 2 to our Financial Statements as presented in our annual report to stockholders.

      Loan Maturity and Yields. The following table sets forth certain information at December 31, 2005 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.


                                                                            Real Estate
                                  -----------------------------------------------------------------------------------------------
                                                                                                                    Commercial
                                                                                                                 Construction and
                                                                           Commercial Real                       Residential Land
                                  One- to-Four Family     Home Equity           Estate          Multi-Family       Development
                                  -------------------   ----------------   ----------------   ----------------   ----------------
                                            Weighted            Weighted           Weighted           Weighted           Weighted
                                            Average             Average            Average            Average            Average
                                  Amount      Rate      Amount    Rate     Amount    Rate     Amount    Rate     Amount    Rate
                                  ------    --------    ------  --------   ------  --------   ------  --------   ------  --------
                                                                      (Dollars in Thousands)

              Due
-------------------------------
Within 1 year                     $   247    8.00%      $   --     --%     $   69   7.00%      $ --      --%      $ --      --%
After 1 Year through 3 Years           96    6.94           --     --          99   8.79         --      --        116    7.57
After 3 Years through 5 Years         416    6.25           --     --         228   7.95         --      --         --      --
After 5 Years through 10 Years      2,877    5.46           --     --       1,197   7.20         --      --         90    7.50
After 10 Years through 15 Years     8,465    5.20          199   7.00       1,467   6.44         --      --         78    7.12
Over 15 Years                      11,496    5.77        5,595   5.80       5,370   7.07        597    6.85        196    7.12
                                  -------               ------             ------              ----               ----
Total                             $23,597    5.56%      $5,794   5.85%     $8,430   7.02%      $597    6.85%      $480    7.34%
                                  =======               ======             ======              ====               ====


                                  Commercial Business       Consumer            Total
                                  -------------------   ----------------   ----------------
                                            Weighted            Weighted           Weighted
                                            Average             Average            Average
                                  Amount      Rate      Amount    Rate     Amount    Rate
                                  ------    --------    ------  --------   ------  --------
                                                   (Dollars in Thousands)

              Due
-------------------------------
Within 1 year                     $  807     8.44%      $  124   5.71%     $ 1,247  8.01%
After 1 Year through 3 Years         551     7.84          188   7.57        1,050  7.79
After 3 Years through 5 Years      1,518     7.89          948   6.40        3,110  7.22
After 5 Years through 10 Years     1,464     7.96           22   6.50        5,650  6.51
After 10 Years through 15 Years       --       --           65   7.25       10,274  5.44
Over 15 Years                         --       --           --     --       23,254  6.12
                                  ------                ------             -------
Total                             $4,340     8.01%      $1,347   6.54%     $44,585  6.18%
                                  ======                ======             =======

      The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2005 that are contractually due after December 31, 2006.


                                                                Due After December 31, 2006
                                                             ----------------------------------
                                                              Fixed      Adjustable      Total
                                                              -----      ----------      -----
                                                                       (In Thousands)

One- to four-family                                          $15,680      $ 7,670       $23,350
Home equity                                                       --        5,794         5,794
Commercial real estate                                           483        7,878         8,361
Multi-family                                                      --          597           597
Commercial construction and residential land development          --          480           480
Commercial business                                            1,682        1,851         3,533
Consumer                                                       1,218            5         1,223
                                                             -------      -------       -------
Total loans                                                  $19,063      $24,275       $43,338
                                                             =======      =======       =======

      One- to Four-Family Residential Lending. Rather than process this type of loan in-house, we use the services of an unaffiliated mortgage banking company to originate the majority of one- to four-family loans on our behalf in order to provide this service to our customers in a cost-effective manner. Monadnock Community Bank has no ownership interest in this company or any common employees or directors. These loans are generally underwritten in accordance with secondary market standards that we have approved. Our lending staff takes the loan applications and prepares the material for submission to the mortgage banking company for underwriting, final processing and closing. These loans are funded by the mortgage banking company with an option for Monadnock Community Bank to purchase the loan upon funding. For the year ended December 31, 2005 we accepted for our portfolio $5.4 million of the $6.1 million of loans originated through this program. During the second quarter of 2005, we decided to portfolio not only 15 year fixed-rate mortgages but to a lesser extent 30 year fixed-rate mortgages as well as continuing to retain in our portfolio all adjustable-rate single-family loans that we acquire through this relationship.

      Through our relationship with the mortgage banking company, we can assist applicants to obtain financing, but we are not required to commit to portfolio any loan. The decision whether to acquire the loan is made at the time the borrower's application is submitted to the mortgage banking company. We typically acquire the servicing rights in order to best assist the customer relationship. These loans are acquired from the mortgage banking company without recourse or any right against the mortgage banking company to require a loan to be repurchased from us.

      Fees we collect from the mortgage banking company for loans not acquired by us are recorded as commission income. If we have committed to acquire the loan at closing the fee is deferred, to the extent it exceeds the amount paid to our in-house loan originators to originate the loan, and amortized over the contractual life of the loan under the interest method. The fees we pay to acquire the loan and servicing rights are deferred as part of the loan balance and amortized over the contractual life of the loan under the interest method. If we originate loans without the use of the mortgage banking company, the direct costs of origination, primarily salaries and wages, will be deferred and amortized over the contractual life of the loans. Any origination fees collected from the borrower will be deferred as a reduction of the loan balance and amortized over the contractual life of the loan.

      We account for loans acquired from our mortgage banking company relationship as loan originations since at the time the application of the borrower is submitted to the mortgage banking company we have committed to purchase the loan from the mortgage banking company at the date of funding or closing. We receive a fee between 0.50% and 0.65% of the loan balance from the mortgage banking company for each loan we refer to it whether or not we acquire the loan. We pay a fixed aggregate fee to the mortgage banking company of 1.35% of the loan balance (0.75% for the servicing rights and 0.60% origination fee) and pay the mortgage banking company the principal balance of the loan regardless of the market value of the loan on the acquisition date. At December 31, 2005, our one- to four-family residential mortgage loans totaled $23.6 million, or 52.9%, of our gross loan portfolio.

      These loans are underwritten based on the applicant's employment and credit history and the appraised value of the subject property. Loans are generally made up to 80% of the lesser of the appraised value or the purchase price of the property. Should a loan be granted with a loan-to-value ratio in excess of 80%, private mortgage insurance is generally required in order to reduce the debt exposure below 80%. Properties securing our one- to four-family loans are generally appraised by independent state licensed fee appraisers approved by the Board of Directors. Borrowers obtain title and hazard insurance, as well as flood insurance, if necessary, in an amount not less than the value of the property improvements.

      One- to four-family mortgage loans are originated on a fixed-rate and adjustable-rate basis. The pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our internal needs. Adjustable-rate loans are tied to a variety of indices including a rate based on U.S. Treasury securities adjusted to a constant maturity of one year. A majority of the adjustable rate loans carry an initial fixed rate of interest for either three or five years which then convert to an interest rate that is adjusted annually based upon the applicable index. Home mortgages are structured with up to a 30 year maturity. Our one- to four-family loans originated or purchased are secured by properties located primarily in Hillsborough and Cheshire Counties, New Hampshire. All our real estate loans contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

      We also originate, to a lesser extent, fixed rate home equity loans for portfolio. We generally underwrite these loans based on the applicant's employment and credit history. Presently, we generally lend up to 80% of the real estate tax assessment value or appraised value less any first liens, but may lend up to 90% for high credit quality borrowers. We require our borrowers to obtain hazard insurance and flood insurance, if necessary, in an amount not less than the value of the property improvements. All home equity loans have a maximum maturity of 15 years. We currently retain and service these loans.

      Home-Equity Residential Lending. We currently originate home equity lines of credit. At December 31, 2005, such loans totaled $5.8 million, or 13.0%, of our gross loan portfolio. We generally underwrite these loans based on the applicant's employment and credit history. Presently, we generally lend up to 80% of the real estate tax assessment value or appraised value less any first liens, but may lend up to 90% for high credit quality borrowers. We require our borrowers to obtain hazard insurance and flood insurance, if necessary, in an amount not less than the value of the property improvements. Our home equity lines of credit carry adjustable interest rates based upon the prime rate of interest. All home equity lines of credit have a maturity of 20 years with a ten year draw period. We currently retain and service these loans.

      Commercial Real Estate Lending. We offer commercial real estate loans. These loans are secured primarily by small retail establishments and small office buildings located in our primary market area. At December 31, 2005, commercial real estate loans totaled $8.4 million, or 18.9%, of our gross loan portfolio. Our largest commercial real estate loan relationship at December 31, 2005, consisted of several loans totaling $534,000 to finance an inn of which $348,000 is guaranteed by the United States Small Business Administration.

      We originate primarily adjustable-rate commercial real estate loans. The interest rate on these loans is tied to a variety of indices, including the prime rate as published in the Wall Street Journal as well as a rate based on the constant maturity of one year U.S. Treasury securities. A majority of our adjustable-rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the index. Loan-to-value ratios on our commercial real estate loans do not exceed 80% of the appraised value of the property securing the loan. These loans require monthly payments, amortize up to 25 years and may carry pre-payment penalties.

      Loans secured by commercial real estate are underwritten based on the income producing potential of the property, the financial strength of the borrower and any guarantors. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We typically require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial real estate loans are generally performed by independent state licensed fee appraisers approved by the Board of Directors. The properties securing our commercial real estate loans are primarily located in New Hampshire.

      Loans secured by commercial real estate properties may be larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired. Our loan portfolio possesses increased risk due to our substantial number of commercial real estate loans, which could increase the level of our provision for loan losses.

      Multi-Family Residential Lending. We also offer multi-family residential loans. These loans are secured by real estate located in our primary market area. At December 31, 2005, multi-family residential loans totaled $597,000, or 1.3%, of our gross loan portfolio. Our largest multi-family loan relationship at December 31, 2005, was a $270,000 loan for an apartment complex.

      Our multi-family residential loans are originated with adjustable interest rates only. We use a number of indices to set the interest rate, including a rate based on the constant maturity of one year U.S. Treasury securities. A majority of our adjustable-rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the applicable index. Loan-to-value ratios on our multi-family residential loans do not exceed 80% of the appraised value of the property securing the loan. These loans require monthly payments and amortize over a period of up to 25 years. We originate these loans through our staff. Although we generally retain all of the multi-family loans we originate, we may sell participations to manage our exposure to any one borrower.

      Loans secured by multi-family residential real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family residential loans are performed by independent state licensed fee appraisers approved by the Board of Directors.

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

      Commercial Business Lending. We also offer commercial business loans. These loans are secured primarily by the assets of the business such as equipment, receivables and inventory. At December 31, 2005, commercial business loans totaled $4.3 million, or 9.7%, of our gross loan portfolio. Our largest commercial business loan relationship at December 31, 2005, was a $300,000 loan to an emergency equipment distributor secured by accounts receivable, inventory, equipment and all other assets.

      We also originate commercial business loans guaranteed by the United States Small Business Administration. Repayment of the principal of such loans is partially guaranteed by the United States Small Business Administration in a range from 50% to 90% of the principal depending upon the type of loan, the amount of the loan and the business of the borrower. At December 31, 2005, we had $1.6 million in commercial small business loans of which $971,000 were guaranteed by the United States Small Business Administration.

      We originate fixed- and adjustable-rate commercial business loans. The interest rate on these loans is tied to a variety of indices, including the prime rate as published in the Wall Street Journal. A majority of our adjustable-rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the index.

      Commercial loans involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on these loans are often dependent on the successful operation or management of the business, repayment of such loans may be subject to adverse conditions in the economy. If the cash flow from the business is reduced, the borrower's ability to repay the loan may be impaired. Interest rates on these loans are generally higher than interest rates charged on one- to four-family residential mortgage loans to compensate us for the greater degree of credit risk involved in this type of lending. Our loan portfolio possesses increased risk due to the number of commercial business loans, which could increase the level of our provision for loan losses.

      Consumer Loans. Currently we offer loans secured by new and used automobiles and by deposit accounts, and we make a limited number of unsecured loans. Consumer loans generally have shorter terms to maturity than mortgage loans, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. At December 31, 2005, our consumer loan portfolio totaled $1.3 million, or 3.0%, of our gross loan portfolio.

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

Loan Originations, Purchases, Sales and Repayments

      All loan applications are taken through employees located at our offices. Following approval of a loan application, we issue a loan commitment containing certain terms and conditions which must be complied with by the borrower before we fund the loan. Walk-in customers and referrals from our current customer base, advertisements and real estate brokers are also important sources of loan originations. While we originate both adjustable and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market area. Demand is affected by local competition and the interest rate environment. The one- to four-family mortgage loans we acquire through our mortgage banking company relationship are not considered purchases for financial reporting purposes. We have sold participation interests in commercial real estate and commercial business loans and multi-family loans to manage our limitation on loans-to-one borrower.

      We account for the sale of participation interests in loans in accordance with paragraphs 9 to 11 of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets." In accordance with SFAS No. 140, we account for a transfer of financial assets, or a portion of a financial asset, as a sale when we surrender control of the transferred assets. Servicing rights and other retained interests in the sold assets are recorded by allocating the previously recorded investment between the assets sold and interest retained based on their relative fair values at the date of transfer. We determine the fair values of servicing rights and other retained interests at the date of transfer using the present value of estimated future cash flows, using assumptions that market participants would use in their estimates of values. The following table shows the loan origination, purchase, sale and repayment activities of Monadnock Community Bank for the periods indicated.


                                                Year Ended December 31,
                                                -----------------------
                                                   2005        2004
                                                   ----        ----
                                                    (In Thousands)

Originations by type:
---------------------
Adjustable rate:
Real estate - one-to four-family                  $ 1,457     $ 1,804
            - home equity                           5,261       1,628
            - commercial                            1,686       2,604
            - multi-family                             --         230
            - commercial construction and
               residential land development           196         276
Non-real estate - commercial business               1,793       1,125
                - consumer                              1          --
                                                  -------     -------
     Total adjustable-rate                         10,394       7,667

Fixed rate:
Real estate - one-to four-family                    5,489       2,999
            - commercial                              746           7
            - commercial construction and
               residential land development            --         220
Non-real estate - commercial business               1,452         957
                - consumer                          1,628         481
                                                  -------     -------
      Total fixed-rate                              9,315       4,664
                                                  -------     -------
      Total loans originated                       19,709      12,331

Purchases:
----------
Real estate - one-to four-family                      696          --
            - commercial                              299         450
Non-real-estate - commercial business                 101          --
                - consumer                             65          --
                                                  -------     -------
      Total loans purchased                         1,161         450

Sales and Repayments:
---------------------
Sales and loan participations sold                    947         302
Principal repayments                               11,082       7,628
                                                  -------     -------
      Total reductions                             12,029       7,930
                                                  -------     -------
      Net increase                                $ 8,841     $ 4,851
                                                  =======     =======

Loan Approval Authority and Underwriting

      The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of borrowers. Loans of up to $500,000 to any borrower and the borrower's related interests may be approved by the loan committee, consisting of senior management. All loans in excess of $500,000 must be approved by the Board of Directors.

      We require appraisals or valuations of real property securing loans. Appraisals are performed by independent state licensed fee appraisers, who are approved by the Board of Directors annually. We require hazard insurance in amounts adequate to protect our principal balance. Where appropriate, flood insurance is also required. Private mortgage insurance is required for all residential mortgage loans with loan-to-value ratios greater than 80%.

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

      Delinquent Loans. The following table sets forth our loans delinquent 60 to 89 days and over 90 days or more past due by type, number, amount and percentage of delinquent loans to total gross loans at December 31, 2005 and 2004.


                                                  Loans Delinquent For
                                         ---------------------------------------
                                            60-89 Days         90 Days and Over            Total
                                         -----------------     -----------------     -----------------
                                         Number     Amount     Number     Amount     Number     Amount
                                         ------     ------     ------     ------     ------     ------
                                                            (Dollars in Thousands)

At December 31, 2005
--------------------
  One- to four-family                       --      $  --         --      $  --         --      $  --
  Home equity                               --         --         --         --         --         --
  Commercial real estate                    --         --          1        216          1        216
  Multi-family                              --         --         --         --         --         --
  Commercial construction and
   residential land development             --         --         --         --         --         --
  Commercial business                       --         --          1        134          1        134
  Consumer                                  --         --         --         --         --         --
                                         -----      -----      -----      -----      -----      -----
      Total                                 --      $  --          2      $ 350          2      $ 350
                                         =====      =====      =====      =====      =====      =====

Delinquent loans to total gross loans                  --%                 0.79%                 0.79%

At December 31, 2004
--------------------
  One- to four-family                       --      $  --         --      $  --         --      $  --
  Home equity                               --         --         --         --         --         --
  Commercial real estate                    --         --          1        199          1        199
  Multi-family                              --         --         --         --         --         --
  Commercial construction and
   residential land development             --         --         --         --         --         --
  Commercial business                        1         60         --         --          1         60
  Consumer                                  --         --         --         --         --         --
                                         -----      -----      -----      -----      -----      -----
      Total                                  1      $  60          1      $ 199          2      $ 259
                                         =====      =====      =====      =====      =====      =====

Delinquent loans to total gross loans                0.17%                 0.56%                 0.73%

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


                                               At December 31,
                                            ----------------------
                                               2005      2004
                                               ----      ----
                                            (Dollars in Thousands)

Non-accrual loans:
  One- to four-family                          $  --     $  --
  Home equity                                     --        --
  Commercial real estate                         216       199
  Multi-family                                    --        --
  Commercial construction and
   residential land development                   --        --
  Commercial business                            134        --
  Consumer                                        --        --
                                               -----     -----
      Total                                      350       199
                                               =====     =====

Loans 90 days or more delinquent
 and still accruing:
  One- to four-family                          $  --     $  --
  Home equity                                     --        --
  Commercial real estate                          --        --
  Multi-family                                    --        --
  Commercial construction and
   residential land development                   --        --
  Commercial business                             --        --
  Consumer                                        --        --
                                               -----     -----
      Total                                       --        --

      Total non-performing loans               $ 350     $ 199
                                               =====     =====

Real estate owned:
  One- to four-family                          $  --     $  --
  Home equity                                     --        --
  Commercial real estate                          --        --
  Multi-family                                    --        --
  Commercial construction and
   residential land development                   --        --
  Commercial business                             --        --
  Consumer                                        --        --
  Repossessed assets                              --        13
                                               -----     -----
      Total                                       --        13
                                               -----     -----
      Total non-performing assets              $ 350     $ 212
                                               =====     =====

Ratios:
  Non-performing loans to total loans           0.79%     0.56%
  Non-performing assets to total assets         0.46%     0.30%

      For the year ended December 31, 2005 and 2004, $4,850 and $6,123, respectively, of gross interest income would have been recorded had the non-accruing loans been current in accordance with their original terms.
No interest income was recorded on non-accruing loans during the respective periods. See "-Classified Assets."

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

      When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the Board of Directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, which may order the establishment of additional general or specific loss allowances.

      In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified assets represented 1.96% of our equity capital and 0.13% of our total assets at December 31, 2005. Monadnock Community Bank also had $236,000 and $652,000 of special mention assets at December 31, 2005 and 2004, respectively. The special mention assets had government guarantees from the United States Small Business Administration of $64,000 and $991,000, respectively, at December 31, 2005 and 2004, and the amounts presented above include only the non-government guaranteed portion of the loan.

      The aggregate amount of our classified assets at the dates indicated were as follows:


                      At December 31,
                      ---------------
                      2005      2004
                      ----      ----
                      (In Thousands)

      Loss            $  --     $  --
      Doubtful           --        --
      Substandard        97       435
                      -----     -----
      Total           $  97     $ 435
                      =====     =====

      Our classified assets are primarily comprised of commercial real estate loans originated by previous management. Monadnock Community Bank's current management has focused on improving credit monitoring of these loans. The substandard assets shown in the table above had government guarantees from the Small Business Administration of $315,000 and $816,000, respectively, at December 31, 2005 and 2004 and the amounts presented in the table include only the non-government guaranteed portion of the loan. The largest classified asset as of December 31, 2005 is a $350,000 loan relationship to fund a combined real estate and related business. This loan relationship carries a guarantee by the United States Small Business Administration covering $262,000, or 75.0%, of the total principal and up to 90 days of interest.

      As of December 31, 2005 and 2004, substandard assets included $88,000 and $62,000, respectively, of nonperforming assets with allocated allowances of $13,000 and $6,000, respectively.

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

      Management also evaluates the adequacy of the allowance for loan losses based on a review of individual loans, historical loan loss experience, the value and adequacy of collateral, and economic conditions in our market area. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. For all specifically reviewed loans for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement, we determine impairment by computing a fair value either based on discounted cash flows using the loan's initial interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans that are collectively evaluated for impairment and are excluded from specific impairment evaluation, and their allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

      Because the allowance for loan losses is based on estimates of losses inherent in the loan portfolio, actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust known and inherent loss estimates based upon any more recent information that has become available. In addition, management's determination as to the amount of our allowance for loan losses is subject to review by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, which may require the establishment of additional general or specific allowances based upon their judgment of the information available to them at the time of their examination of Monadnock Community Bank.

      At December 31, 2005 and 2004, our allowance for possible loan losses was $311,000 and $325,000, respectively, and the ratio of the allowance to total loans outstanding was 0.70% and 0.91%, respectively. At December 31, 2005 and 2004, the allowance for loan losses represented 88.86% and 163.32%, respectively, of nonperforming loans. The ratio of the allowance for loan losses to nonperforming loans in the table below includes nonperforming loans with government guarantees from the Small Business Administration. The non-guaranteed portion of nonperforming loans was $88,000 and $50,000, at December 31, 2005 and 2004, respectively, and the allowance for loan losses represented 353.41% and 650.00%, at December 31, 2005 and 2004, respectively, of the non-guaranteed portion of the nonperforming loans. We recorded a net benefit for loan losses for the year ended December 31, 2005 of $16,000 due to the payoff in the second and third quarters of 2005 of $670,000 ($502,000 of which was guaranteed by the United States Small Business Administration) in nonperforming loans as classified substandard and the payoff of $802,000 ($525,000 of which was guaranteed by the United States Small Business Administration) of special mention loans in the second quarter of 2005, partially offset by the downgrade of $350,000 of loans ($262,000 of which is guaranteed by the United States Small Business Administration) to substandard in the fourth quarter of 2005 as well as an increase in the net loan portfolio of $8.9 million, of which $7.8 million of the increase was in one- to four-family and home equity real estate loans. We believe that our allowance for loan losses is at an amount that will absorb known identifiable loan losses as well as estimated losses inherent in the portfolio for which the losses are probable but not identifiable. Provisions to the allowance may be necessary if the market in which we operate deteriorates. Additionally, regulatory agencies review our allowance for loan losses as part of their examination process. Such agencies may require us to recognize additions to the allowance based on judgments which may be different from those of management.

      The following table sets forth an analysis of our allowance for loan losses.


                                            Years Ended December 31,
                                            ------------------------
                                                2005       2004
                                                ----       ----
                                             (Dollars in Thousands)

Balance at beginning of period                 $  325     $   320

Charge-offs:
  One- to four-family                              --          --
  Home equity                                      --          --
  Commercial real estate                           --          (3)
  Multi-family                                     --          --
  Commercial construction and
   residential land development                    --          --
  Commercial business                              --          --
  Consumer                                         (3)         --

Recoveries:
  One- to four-family                               3           7
  Home equity                                      --          --
  Commercial real estate                            2           1
  Multi-family                                     --          --
  Commercial construction and
   residential land development                    --          --
  Commercial business                              --          --
  Consumer                                         --          --

Net (charge-offs) recoveries                        2           5

Provision (benefit) for loan losses               (16)         --
                                                -----     -------

Balance at end of period                        $ 311     $   325
                                                =====     =======

Net charge-offs (recoveries) to average
 loans outstanding during this period (1)        (0.01)%    (0.02)%

Ratios:
Net charge-offs to average non-
 performing loans during this period             (0.70)%    (2.79)%

Allowance for loan losses to non-
 performing loans                                88.86%    163.32%

Allowance as a percent of total gross
 loans (end of period)(1)                         0.70%      0.91%

--------------------
<F1>  Total loans are net of deferred fees and costs.

      The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.


                                                                At December 31,
                                   --------------------------------------------------------------------------
                                                  2005                                   2004
                                   -----------------------------------    -----------------------------------
                                                           Percent of                             Percent of
                                                           Gross Loans                            Gross Loans
                                             Percent of      in Each                Percent of      in Each
                                             Allowance      Category                Allowance      Category
                                              to Total      to Total                 to Total      to Total
                                   Amount    Allowance     Gross Loans    Amount    Allowance     Gross Loans
                                   ------    ----------    -----------    ------    ----------    -----------
                                                             (Dollars in Thousands)

One- to four-family                 $ 75       24.11%         52.92%       $ 93       28.62%         52.71%

Home equity                           14        4.50          12.99           8        2.46           7.74

Commercial real estate               127       40.84          18.91         156       48.00          26.73

Multi-family                           9        2.89           1.34           9        2.77           1.72

Commercial construction and
 residential land development          4        1.29           1.08           2        0.61           1.44

Commercial business                   56       18.01           9.74          51       15.69           8.72

Consumer                              26        8.36           3.02           6        1.85           0.94
                                    ----      ------         ------        ----      ------         ------

Total Allowance for Loan Losses     $311      100.00%        100.00%       $325      100.00%        100.00%
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

      Mortgage-Backed Securities. We invest in mortgage-backed securities as part of our asset liability management strategy. Management believes that mortgage-backed securities represent attractive investment opportunities relative to other investments due to the wide variety of maturity and repayment options available through such investments. Our mortgage-backed securities are purchased as an alternative to mortgage loans. At December 31, 2005, we held $24.6 million of mortgage-backed securities. Our mortgage-backed securities are guaranteed by either Ginnie Mae or Freddie Mac, United States Government sponsored enterprises.

      SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held-to-maturity," "trading securities" or "available-for-sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held-to-maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Our current strategy is to hold all securities as available-for-sale, recorded at fair value.

      The following table sets forth the composition of our investment portfolio at the dates indicated.


                                                             At December 31,
                                           ---------------------------------------------------
                                                    2005                        2004
                                           -----------------------     -----------------------
                                           Carrying     Percent of     Carrying     Percent of
                                            Value         Total         Value         Total
                                           --------     ----------     --------     ----------
                                                         (Dollars in Thousands)

Securities Available for Sale:
U.S. Government agency obligations         $ 2,961      10.76%         $    --          --%
Mortgage-backed securities:
  Ginnie Mae                                19,958      72.52           28,084       91.52
  Freddie Mac                                4,601      16.72            2,603        8.48
                                           -------     ------          -------      ------
      Total mortgage-backed securities      24,559      89.24           30,687      100.00
                                           -------     ------          -------      ------
Total                                      $27,520     100.00%         $30,687      100.00%
                                           =======     ======          =======      ======

Other earnings assets:
  Interest-earning deposits in other
   financial institutions                      187      12.41%             519       28.22%
  Federal Home Loan Bank stock               1,220      80.96            1,220       66.34
  Other investments                            100       6.63              100        5.44
                                           -------     ------          -------      ------
Total                                        1,507     100.00%           1,839      100.00%
                                           -------     ======          -------      ======

Total                                      $29,027                     $32,526
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

      The maturities of the investment securities portfolio and the amortized cost and fair value, excluding Federal Home Loan Bank stock, as of December 31, 2005, are as follows:


                                                                At December 31, 2005
                                     --------------------------------------------------------------------------
                                                  After One
                                     One Year      to Five     After Five      Over 10
                                      or Less       Years      to 10 Years      Years        Total Securities
                                     ---------    ---------    -----------    ---------    --------------------
                                     Amortized    Amortized     Amortized     Amortized    Amortized     Fair
                                       Cost         Cost          Cost          Cost         Cost        Value
                                     ---------    ---------     ---------     ---------    ---------     -----
                                                               (Dollars in Thousands)

U.S. Government agency
 Obligations                           $  --       $3,000         $  --        $    --      $ 3,000     $ 2,961
Ginnie Mae                                --           --            --         20,115       20,115      19,958
Freddie Mac                               --           --            --          4,660        4,660       4,601
                                       -----       ------         -----        -------      -------     -------
Total mortgage-backed securities       $  --       $   --         $  --        $24,775      $24,775     $24,559
                                       -----       ------         -----        -------      -------     -------
Total investment securities            $  --       $3,000         $  --        $24,775      $27,775     $27,520
                                       =====       ======         =====        =======      =======     =======
Weighted average yield                    --%        4.03%           --%          3.84%        3.86%

Sources of Funds

      General. Our sources of funds are deposits, payment of principal and interest on loans, interest earned on or maturation or sales of other investment securities, borrowings, and funds provided from operations.

      Deposits. We offer a variety of deposit accounts to consumers with a wide range of interest rates and terms. Our deposits consist of certificates of deposit, money market demand accounts, demand accounts, NOW accounts and savings accounts. We have historically paid market rates on our deposit accounts. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. We do not solicit brokered deposits, but may consider using them in the future.

      The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, we believe that our deposits are relatively stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions. We expect to maintain a substantial majority of our certificates of deposit that are maturing in 2006 by continuing to pay market rates, providing quality service and promoting our bank as a local community bank. Our liquidity could be reduced, however, if a significant portion of the certificates of deposit are not renewed. Paying market rates to retain these deposits may increase our cost of funds and could decrease our net interest income and net interest margin. We will be able to use Federal Home Loan Bank advances to provide an alternative source of funds for certificates of deposit that mature and are not renewed. Utilizing Federal Home Loan Bank advances is likely to increase our cost of funds.

      The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.


                                                              At December 31,
                                   ---------------------------------------------------------------------
                                                 2005                                 2004
                                   --------------------------------     --------------------------------
                                                           Weighted                             Weighted
                                                           Average                              Average
                                   Balance     Percent       Rate       Balance     Percent       Rate
                                   -------     -------     --------     -------     -------     --------
                                                          (Dollars in Thousands)

Deposit type:
Non-interest bearing demand        $ 5,269       9.89%        --%       $ 4,418       9.59%        --%
Savings accounts                     2,780       5.22       0.50          3,317       7.20       0.71
NOW accounts                         3,194       6.00       0.60          3,440       7.46       0.63
Money market demand accounts        11,135      20.92       1.57         11,881      25.77       1.15
                                   -------     ------                   -------     ------
    Total transaction accounts      22,378      42.03       0.93         23,056      50.02       0.79

Certificates of deposit             30,860      57.97       3.43         23,041      49.98       2.99
                                   -------     ------                   -------     ------

    Total deposits                 $53,238     100.00%      2.38%       $46,097     100.00%      1.89%
                                   =======     ======                   =======     ======

      The following table sets forth, by interest rate ranges, information concerning certificates of deposit at the dates indicated.


                                                        At December 31, 2005
                         ----------------------------------------------------------------------------------
                                                         Period to Maturity
                         ----------------------------------------------------------------------------------
                         Less than      One to         Two to         More than                  Percent of
                         One Year      Two Years     Three Years     Three Years      Total        Total
                         ---------     ---------     -----------     -----------      -----      ----------
                                                       (Dollars in Thousands)

Interest Rate Range:
  2.00% and below         $    95       $   --          $  --          $   --        $    95        0.31%
  2.01% to 3.00%            8,604          417             59               6          9,086       29.44
  3.01% to 4.00%           13,211        2,456            702             873         17,242       55.87
  4.01% to 5.00%              944        2,167              2             667          3,780       12.25
  5.01% to 6.00%              464           98             92              --            654        2.12
  6.01% and above               3           --             --              --              3        0.01
                          -------       ------          -----          ------        -------      ------
  Total                   $23,321       $5,138          $ 855          $1,546        $30,860      100.00%
                          =======       ======          =====          ======        =======      ======

      As of December 31, 2005, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $8.6 million.

      The following table sets forth the maturity of those certificates as of December 31, 2005.


                                                At
                                         December 31, 2005
                                         -----------------
                                          (In Thousands)

Three months or less                          $4,633
Over three months through six months             519
Over six months through one year               1,777
Over one year to three years                   1,469
Over three years                                 207
                                              ------

Total                                         $8,605
                                              ======

      Borrowings. Although deposits are our primary source of funds, we may utilize borrowings primarily as part of our asset liability management strategy, when we desire additional capacity to purchase loans or to fund loan demand. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of Boston. We may obtain advances from the Federal Home Loan Bank of Boston upon the security of our mortgage loans and mortgage-backed securities. These advances may be made using several different credit programs, each of which has its own interest rate, range of maturities and call or put features. At December 31, 2005, we had $17.5 million in Federal Home Loan Bank advances outstanding. At December 31, 2005, we had total collateral available to support an additional $21.6 million in additional advances from the Federal Home Loan Bank of Boston, but our internal policy limits Federal Home Loan Bank advances to 40% of total assets which amounts to an additional $11.1 million in borrowing capacity at year end.

      The following table sets forth information as to our Federal Home Loan Bank advances for the periods indicated.


                                                       At or For the Year
                                                       Ended December 31,
                                                     ----------------------
                                                       2005        2004
                                                       ----        ----
                                                     (Dollars in Thousands)

Balance at end of period                              $17,482     $19,364
Average balance during period                          19,148      16,097
Maximum month-end balance                              21,849      24,009
Weighted average interest rate during the period         3.06%       2.62%
Weighted average interest rate at end of period          3.26%       2.81%

Employees

      At December 31, 2005, we had 22 full-time employees and four part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good relationship with our employees.

Subsidiary Activities

      At December 31, 2005, Monadnock Community Bancorp, Inc. did not have any subsidiaries other than Monadnock Community Bank.

Federal Taxation

      General. Monadnock Community Bancorp, Inc. and Monadnock Community Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of taxation is intended only to summarize pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Monadnock Community Bancorp, Inc. or Monadnock Community Bank. Our federal income tax returns have never been audited by the IRS. We elected to file a consolidated federal income tax return.

      Method of Accounting. For federal income tax purposes, we currently report our income and expenses on the accrual method of accounting and use a fiscal year ending on December 31, for filing our federal income tax return.

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding five taxable years and forward to the succeeding twenty taxable years. At December 31, 2005, Monadnock Community Bank had operating loss carryovers for federal income tax purposes of approximately

$291,000 which will expire in 2025 and operating loss carryforwards for state income tax purposes of approximately $367,000 which will expire in the years 2007 through 2015.

      Corporate Dividends-Received Deduction. Monadnock Community Bancorp, Inc. may exclude from its income dividends received from Monadnock Community Bank as a wholly owned subsidiary of Monadnock Community Bancorp, Inc. The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

State Taxation

      The two state taxes that materially impact Monadnock Community Bancorp, Inc. and Monadnock Community Bank are the New Hampshire Business Profits tax and the New Hampshire Business Enterprise tax. The New Hampshire Business Profits tax is assessed at the rate of 8.5%. For this purpose, gross business profits generally means federal taxable income subject to certain modifications provided for in New Hampshire law. The New Hampshire Business Enterprise tax is assessed at 0.75% of the total amount of payroll and certain employee benefits expense, interest expense, and dividends paid to stockholders. The New Hampshire Business Enterprise tax is applied as a credit towards the New Hampshire Business Profits tax.
With the acquisition of a branch in Winchendon, Massachusetts during the fourth quarter of 2004, Monadnock Community Bancorp, Inc. and Monadnock Community Bank became subject to a Massachusetts excise tax rate of 10.5% based on an apportionment of income derived from Massachusetts sources, solely. Other applicable state taxes include generally applicable sales, use and real property taxes.

Regulation

      As a federally chartered savings bank, Monadnock Community Bank is regulated and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which we may engage, and is intended primarily for the protection of the Federal Deposit Insurance Corporation's deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. After completing an examination, the federal agency critiques the financial institution's operations and assigns its rating (known as an institution's CAMELS). Under federal law, an institution may not disclose its CAMELS rating to the public. Monadnock Community Bank also is a member of, and owns stock in, the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System. Monadnock Community Bank also is regulated, to a lesser extent, by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Monadnock Community Bank and prepares reports for consideration by our Board of Directors on any operating deficiencies. Monadnock Community Bank's relationship with our depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of our loan documents.

      There can be no assurance that changes to existing laws, rules and regulations, or any other new laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects. Any change in these laws or regulations, or in regulatory policy, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on our business, financial condition or operations.

Federal Banking Regulation

      Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners' Loan Act, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Monadnock Community Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other loans and assets subject to applicable limits. Monadnock Community Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Monadnock Community Bank directly, including real estate investment, securities brokerage and insurance agency services subject to applicable registration and licensing requirements.

      Capital Requirements. Office of Thrift Supervision regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest CAMELS rating) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

      The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

      At December 31, 2005, Monadnock Community Bank's capital exceeded all applicable requirements.

      Loans to One Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2005, Monadnock Community Bank was in compliance with the loans-to-one-borrower limitations.

      Qualified Thrift Lender Test. As a federal savings bank, Monadnock Community Bank is subject to a qualified thrift lender, or "QTL," test. Under the QTL test, Monadnock Community Bank must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the institution's business.

      "Qualified thrift investments" include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. "Qualified thrift investments" also include 100% of an institution's credit card loans, education loans and small business loans. Monadnock Community Bank also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986.

      A savings bank that fails the QTL test must either convert to a bank charter or operate under specified restrictions. At December 31, 2005, Monadnock Community Bank maintained approximately 93.33% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

      Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the institution's capital account. A savings bank must file an application with the Office of Thrift Supervision for approval of a capital distribution if:

      * the total capital distributions for the applicable calendar year exceed the sum of the savings bank's net income for that year to date plus the savings bank's retained net income for the preceding two years;

      * the savings bank would not be at least adequately capitalized following the distribution;

      * the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

      * the savings bank is not eligible for expedited treatment of its filings.

      Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

      The Office of Thrift Supervision may disapprove a notice or application if:

      * the savings bank would be undercapitalized following the distribution;

      * the proposed capital distribution raises safety and soundness concerns; or

      * the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

      Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

      Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the savings bank's record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Monadnock Community Bank received a "Satisfactory" Community Reinvestment Act rating in its most recent federal examination.

      Transactions with Related Parties. A federal savings bank's authority to engage in transactions with its "affiliates" is limited by Office of Thrift Supervision regulations and Regulation W of the Federal Reserve Board, which implements Sections 23A and 23B of the Federal Reserve Act. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. Monadnock Community Bancorp, Inc. and its non-savings institution subsidiaries would be affiliates of Monadnock Community Bank. In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank. In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

      Monadnock Community Bank's authority to extend credit to its directors, executive officers and 10% or greater stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Monadnock Community Bank's capital. In addition, extensions of credit in excess of certain limits must be approved by Monadnock Community Bank's Board of Directors.

      Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the savings bank, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings bank. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

      Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

      Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank's capital:

      * well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital);

      * adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital);

      * undercapitalized (less than 3% leverage capital, 4% tier 1 risk-based capital or 8% total risk-based capital);

      * significantly undercapitalized (less than 3% leverage capital, 3% tier 1 risk-based capital or 6% total risk-based capital); or

      *     critically undercapitalized (less than 2% tangible capital).

      Generally, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings bank that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings bank receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory restrictions become immediately applicable to the savings bank, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

      At December 31, 2005, Monadnock Community Bank met the criteria for being considered "well-capitalized."

      Insurance of Deposit Accounts. Deposit accounts in Monadnock Community Bank are insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. Monadnock Community Bank's deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately ..0212% of insured deposits to fund interest payments on federal agency bonds maturing in 2017 that were issued to recapitalize the predecessor to the Savings Association Insurance Fund.

      On February 15, 2006, federal legislation to reform federal deposit insurance was signed into law. This new legislation requires, among other things, the merger of the Savings Association Insurance Fund and the Bank Insurance Fund into a unified insurance deposit fund, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years), and the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. The new legislation requires the FDIC to issue regulations implementing the law and the changes required by the law will not become effective until final regulations have been issued, which must be no later than 270 days from the date of the enactment of the legislation.

      Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the savings bank or its affiliates or not obtain services of a competitor of the savings bank.

      Federal Home Loan Bank System. Monadnock Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, Monadnock Community Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2005, Monadnock Community Bank was in compliance with this requirement.

      The Federal Housing Finance Board, which regulates the 12 regional Federal Home Loan Banks including the Federal Home Loan Bank of Boston, on March 8, 2006 approved a proposed rule intended to strengthen the capital structure of the Federal Home Loan Banks by requiring a minimum level of retained earnings and restricting the amount of excess stock that a Federal Home Loan Bank can accumulate. Under the proposal, the Federal Housing Financing Board would restrict the amount of dividends that a Federal Home Loan Bank, including the Federal Home Loan Bank of Boston, could pay to its members, including Monadnock Community Bank, whenever the Federal Home Loan Bank is not in compliance with applicable minimum retained earnings requirements. The proposal would also prohibit the Federal Home Loan Banks from issuing dividends in the form of stock.

Federal Reserve System

      Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2005, Monadnock Community Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

The USA PATRIOT Act

      The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Certain provisions of the Act impose affirmative obligations on a broad range of financial institutions, including federal savings banks, like Monadnock Community Bank. These obligations include enhanced anti-money laundering programs, customer identification programs and regulations relating to private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States).

      Monadnock Community Bank has established policies and procedures to ensure compliance with the USA PATRIOT Act's provisions, and the impact of the USA PATRIOT Act on our operations has not been material.

Privacy Requirements of the Gramm-Leach-Bliley Act

      The Gramm-Leach-Bliley Act of 1999 provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of personal financial information with unaffiliated third parties.

Holding Company Regulation

      Monadnock Community Bancorp, Inc. is a savings and loan holding company that is a subsidiary of Monadnock Mutual Holding Company. The Office of Thrift Supervision will have enforcement authority over Monadnock Bancorp, Inc. and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to Monadnock Community Bank.

      Monadnock Community Bancorp, Inc.'s activities are limited to those permissible for mutual holding companies. Such activities generally include those for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

      Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

Sarbanes-Oxley Act of 2002

      The Sarbanes-Oxley Act of 2002 is a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by Section 302(a) of Sarbanes-Oxley Act of 2002, Monadnock Community Bancorp, Inc.'s Chief Executive Officer and Chief Financial Officer each are required to certify that its quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. Monadnock Community Bancorp, Inc. will be subject to further reporting and audit requirements beginning with the year ending December 31, 2007 under the requirements of the Sarbanes-Oxley Act. Monadnock Community Bancorp, Inc. is developing policies, procedures and systems designed to comply with these regulations.

Federal Securities Laws

      The common stock of Monadnock Community Bancorp, Inc. is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Monadnock Community Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities and Exchange Commission under the Securities Exchange Act of 1934.

      The registration under the Securities Act of 1933 of shares of Monadnock Community Bancorp, Inc. common stock that were issued in the 2004 stock offering does not cover the resale of the shares. Shares of common stock purchased by persons who are not affiliates of Monadnock Community Bancorp, Inc. may be resold without registration. Shares purchased by an affiliate of Monadnock Community Bancorp, Inc. will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Monadnock Community Bancorp, Inc. meets the current public information reporting requirements of Rule 144 under the Securities Act of 1933, each affiliate of Monadnock Community Bancorp, Inc. that complies with the other conditions of Rule 144, including those that require the affiliate's sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Monadnock Community Bancorp, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Monadnock Community Bancorp, Inc. may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

ITEM 2.  Description of Property
--------------------------------

      As of December 31, 2005, Monadnock Community Bank leased its main office and owned its branch office. The following is a list of our locations:


                                      Owned or     Year Acquired      Net Book Value
Location                              Leased         or Leased       of Real Property
--------                              --------     -------------     ----------------

Main Office
One Jaffrey Road
Peterborough, New Hampshire 03458      Leased          1998              $     --

Branch Office
172 Central Street
Winchendon, Massachusetts 01475        Owned           2004              $328,000

      The net book value of our premises, land and equipment was approximately $811,000 at December 31, 2005, which includes undeveloped property located in Rindge, New Hampshire as a potential new office site.

ITEM 3.  Legal Proceedings
--------------------------

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. At December 31, 2005, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition, results of operations, or cash flows.

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                   PART II

ITEM 5.  Market for Common Equity, Related Stockholder Matters and Small
------------------------------------------------------------------------
         Business Issuer Purchases of Equity Securities
         ----------------------------------------------

      Our common stock is traded on the OTC Electronic Bulletin Board under the symbol "MNCK". The approximate number of holders of record of Monadnock Community Bancorp, Inc.'s common stock as of December 31, 2005 was 276. Certain shares of Monadnock Community Bancorp, Inc. are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table sets forth the range of the high and low bid prices of Monadnock Community Bancorp, Inc. common stock since its initial trading day of June 29, 2004, and is based upon information provided through MSN.com.
Monadnock Community Bancorp, Inc. has never paid dividends.


          Fiscal 2005                 High       Low      Dividends
--------------------------------      ----       ---      ---------

Quarter ended December 31, 2005      $10.10     $8.25       $0.00
Quarter ended September 30, 2005       9.70      8.50        0.00
Quarter ended June 30, 2005           13.40      8.70        0.00
Quarter ended March 31, 2005          13.00      9.50        0.00
Quarter ended December 31, 2004       14.00      7.80        0.00
Quarter ended September 30, 2004       8.50      7.20        0.00
Quarter ended June 30, 2004            8.55      8.25        0.00

      Dividend payments by Monadnock Community Bancorp, Inc. are dependent primarily on dividends it receives from Monadnock Community Bank, because Monadnock Community Bancorp, Inc. will have no source of income other than dividends from Monadnock Community Bank and interest payments with respect to Monadnock

Community Bancorp, Inc.'s loan to the employee stock ownership plan. A regulation of the Office of Thrift Supervision imposes restrictions on the ability of Monadnock Community Bank to pay dividends to Monadnock Community Bancorp, Inc. See "Regulation - Capital Distributions."

      Set forth below is information as of December 31, 2005 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.


                                   Number of Securities to be
                                   Issued upon Exercise of                             Number of Securities
                                   Outstanding Options            Weighted Average     Remaining Available for
            Plan                   and Rights                     Exercise Price(1)    Issuance under Plans(2)
--------------------------------------------------------------------------------------------------------------

Equity compensation plans
 approved by stockholders                    46,041                    $8.38                    3,157
--------------------------------------------------------------------------------------------------------------
Equity compensation plans not
 approved by stockholders                        --                       --                       --
--------------------------------------------------------------------------------------------------------------
      Total                                  46,041                    $8.38                    3,157
--------------------------------------------------------------------------------------------------------------

--------------------
<F1>  The weighted average exercise price reflects the weighted average exercise price of stock options awarded from the Monadnock Community Bancorp, Inc. 2005 Stock Option Plan.
<F2>  Consists of stock options for 3,141 shares of common stock available to be issued from the Monadnock Community Bancorp, Inc. 2005 Stock Option Plan and 16 shares of restricted stock available to be awarded from the Monadnock Community Bancorp, Inc. 2005 Recognition and Retention Plan.

      The table below sets forth information regarding Monadnock Community Bancorp, Inc.'s common stock repurchase plan which was approved by the Board of Directors on December 9, 2005 and suspended by the Board of Directors prior to deciding to proceed with the conversion. The purpose of the stock repurchase plan was to fund Monadnock Community Bancorp, Inc.'s 2005 Recognition and Retention Plan approved by stockholders at the 2005 annual meeting of stockholders.


                                                                                  Total Number of        Maximum Number
                                                                                 Shares Purchased      of Shares that May
                                              Total Number                      as Part of Publicly     Yet Be Purchased
                                               of Shares      Average Price       Announced Plans       Under the Plans
Period                                         Purchased      Paid per Share        or Programs           or Programs
------------------------------------------    ------------    --------------    -------------------    ------------------

October 1, 2005 through October 31, 2005             --           $  --                   --                     --
November 1, 2005 through November 30, 2005           --              --                   --                     --
December 1, 2005 through December 31, 2005       13,400            9.49               13,400                     --
                                                 ------           -----               ------                 ------
      Total                                      13,400           $9.49               13,400                     --
                                                 ======           =====               ======                 ======

ITEM 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of Monadnock Community Bancorp, Inc.'s 2005 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.  Financial Statements
-----------------------------

      The consolidated financial statements included in Monadnock Community Bancorp, Inc.'s 2005 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.  Changes In and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

      None.

ITEM 8A.  Controls and Procedures
---------------------------------

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There has been no change in Monadnock Community Bancorp, Inc.'s internal control over financial reporting during Monadnock Community Bancorp, Inc.'s fourth quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, Monadnock Community Bancorp, Inc.'s internal control over financial reporting.

ITEM 8B.  Other Information
---------------------------

      None.

                                  PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

      The Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of Monadnock Community Bancorp, Inc.'s officers, directors and employees, and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (collectively the "Codes"). The Codes are intended to promote honest and ethical conduct, full and accurate reporting and compliance with laws. The Codes are available through Monadnock Community Bancorp, Inc.'s website at www.monadnockbank.com.
                                               ----------------------
Amendments to and waivers from the Code of Ethics will also be disclosed on Monadnock Community Bancorp, Inc.'s website.

      Monadnock Community Bancorp, Inc.'s Board of Directors consists of eight members. Monadnock Community Bancorp, Inc.'s bylaws provide that approximately one-third of the directors are to be elected annually. Directors of Monadnock Community Bancorp, Inc. are generally elected to serve for a three-year period, or a shorter period if the director is elected to fill a vacancy, and until their respective successors shall have been elected and shall qualify. Three directors will be elected at the annual meeting and will serve until their successors have been elected and qualified. The governance/nominating committee of Monadnock Community Bancorp, Inc. has nominated Samuel J. Hackler and Edward J. Shea to serve as directors for three-year terms, and Nancy L. Carlson to serve for a two-year term. All of the nominees are currently members of the Board of Directors.

      The table below sets forth certain information regarding the composition of Monadnock Community Bancorp, Inc.'s Board of Directors as of February 28, 2006, including the terms of office of board members. It is intended that the proxies solicited on behalf of the Board of Directors (other than proxies in which the vote is withheld as to the nominee) will be voted at the annual meeting for the election of the nominees identified below. If the nominees are unable to serve, the shares represented by all such proxies will be voted for the election of such substitute as the Board of Directors may recommend. At this time, the Board of Directors knows of no reason why the nominees might be unable to serve, if elected. Except as indicated herein, there are no arrangements or understandings between the nominees and any other person pursuant to which such nominees were selected.


                                                                                                  Shares of
                                              Positions Held                                     Common Stock
                                              with Monadnock           Director      Term to     Beneficially     Percent
       Name (1)             Age (2)      Community Bancorp, Inc.       Since (3)     Expire       Owned (4)       of Class
       --------             -------      -----------------------       ---------     -------     ------------     --------

NOMINEES

Samuel J. Hackler             61        Director and Vice Chairman       1996         2009         9,650(5)         1.0
Edward J. Shea                68        Director                         2004         2009         1,900(6)          *
Nancy L. Carlson              60        Director                         2006         2008           100(7)          *

DIRECTORS CONTINUING IN OFFICE

Kenneth A. Christian          61        Director and Chairman            2001         2007        10,275(8)         1.1
                                        of the Board
Jack Goldstein                83        Director                         1997         2007         1,000(9)          *
Thomas C. LaFortune           67        Director and Secretary           1997         2007         4,300(10)         *
William M. Pierce, Jr.        52        Director, President and          1999         2008        11,776(11)        1.2
                                        Chief Executive Officer
Kenneth R. Simonetta          64        Director and Assistant           1999         2008         5,275(12)         *
                                        Secretary

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Karl F. Betz                  42        Senior Vice President,            N/A          N/A         4,000(13)         *
                                        Chief Financial Officer
                                        and Treasurer
Donald R. Blanchette**        52        Senior Vice President             N/A          N/A         5,340(14)         *
William C. Gilson**           57        Senior Vice President and         N/A          N/A         8,437(15)         *
                                        Senior Loan Officer
All directors and
 executive officers as
 a group (11 persons)                                                                             62,053            6.6%

--------------------
*     Less than 1%.
**    Mr. Gilson and Mr. Blanchette are officers of Monadnock Community
      Bank only.
<F1>  The mailing address for each person listed is One Jaffrey Road,
      Peterborough, New Hampshire 03458.
<F2>  As of December 31, 2005.
<F3>  Reflects initial appointment to the Board of Directors of Monadnock
      Community Bank as a mutual savings bank with the exception of directors Shea and Carlson. Each director of Monadnock Community Bancorp, Inc. is also a director of Monadnock Community Bank and Monadnock Mutual Holding Company, which owns the majority of the issued and outstanding shares of common stock of Monadnock Community Bancorp, Inc.
<F4>  See definition of "beneficial ownership" in the table in "Voting
      Securities and Principal Holders Thereof."
<F5>  Includes 900 unvested shares of restricted stock.
<F6>  Includes 900 unvested shares of restricted stock and 1,000 shares held in a trust.
<F7>  Includes 100 shares held in a trust.
<F8>  Includes 2,500 shares of common stock held by Mr. Christian's spouse,
      625 shares held by his mother's estate and 900 unvested shares of restricted stock.
<F9>  Includes 900 unvested shares of restricted stock.
<F10> Includes 3,400 shares of common stock held by Mr. LaFortune's spouse's individual retirement account and 900 unvested shares of restricted stock.
<F11> Includes 300 shares held as custodian for Mr. Pierce's children,
      7,939 shares held in Mr. Pierce's individual retirement accounts, 3,000 unvested shares of restricted stock and 537 shares held by the employee stock ownership plan for the benefit of Mr. Pierce.
<F12> Includes 900 unvested shares of restricted stock.
<F13> Includes 3,000 unvested shares of restricted stock.




<F14> Includes 3,000 unvested shares of restricted stock and 340 shares held by the employee stock ownership plan for the benefit of Mr.
      Blanchette.
<F15> Includes 3,000 unvested shares of restricted stock, 5,000 shares held in Mr. Gilson's individual retirement account and 437 shares held by the employee stock ownership plan for the benefit of Mr. Gilson.

      The principal occupation during the past five years of each director of Monadnock Community Bancorp, Inc. is set forth below. All directors have held their present positions for five years unless otherwise stated.

      William M. Pierce, Jr. Mr. Pierce has served as president and chief executive officer of Monadnock Community Bank since October 1999. He served as vice president and chief operating officer from August 1997 until his appointment to such positions. Mr. Pierce has over 30 years of banking experience.

      Kenneth R. Simonetta. Mr. Simonetta is the president of the Sims Press, a commercial printing company located in Peterborough, New
Hampshire.  He has been employed by the Sims Press since 1967.

      Edward J. Shea. Mr. Shea served as the chief executive officer of Belletetes, Inc., a lumber company with retail facilities in New Hampshire and Massachusetts until his retirement in 2005. He had spent the last 40 years in the retail lumber business.

      Samuel J. Hackler. Mr. Hackler is the president and owner of New Hampshire Antiques, Milford, New Hampshire, an antiques retail establishment that he has operated since 1983.

      Kenneth A. Christian. Mr. Christian is the owner and president of the firm of Bellows, Nichols Agency, an insurance agency, located in Peterborough, New Hampshire. He has been associated with the firm since 1970.

      Jack Goldstein. Mr. Goldstein is currently retired. He served as the trustee for the Automobile Wholesalers Association of New England Insurance Trust and as a management consultant for over 20 years.

      Thomas C. LaFortune. Mr. LaFortune has been a self-employed tax preparer in Peterborough, New Hampshire since 1982.

      Nancy L. Carlson. Ms. Carlson served as a professor at Franklin Pierce College, Rindge, New Hampshire for 18 years before retiring in 2002. She currently is a self-employed financial consultant and tax preparer.

Executive Officers Who Are Not Directors

      The business experience for at least the past five years for each of three executive officers of Monadnock Community Bank, including service with the bank in mutual form, who do not serve as directors, is set forth below.

      Karl F. Betz. Mr. Betz was appointed as senior vice president, chief financial officer and treasurer of Monadnock Community Bancorp and Monadnock Community Bank in November of 2004. Mr. Betz has spent the last 20 years in the accounting and banking business. He previously served as the finance officer and secretary of the Board of Directors for Ocean National Bank, Portsmouth, New Hampshire, where he served from June 2004 to November 2004. Previously he served in a variety of positions with Granite Bank in Keene, New Hampshire (until its acquisition by Ocean National
Bank), from 1997 to January 2000, most recently as the controller and administrative vice president from January 2000 to June 2004.

      Donald R. Blanchette. Mr. Blanchette serves as senior vice president for operations, human resources and branch administration, a position he has held since July 1998. From July 1998 until November 2004, he also served as treasurer.

      William C. Gilson. Mr. Gilson serves as senior vice president and senior loan officer, a position he has held since April 2005. He previously served as vice president of commercial lending of Monadnock Community Bank since March 2001. Mr. Gilson has over 30 years of commercial lending experience.

The Audit Committee

      All board members with the exception of director Pierce serve on this committee. Mr. LaFortune is the chairman of the committee. The audit committee meets with the internal auditor to review audit programs and the results of audits of specific areas as well as other regulatory compliance issues. In addition, the audit committee meets with the independent certified public accountants on a quarterly basis to discuss the results of operations and on an annual basis to review the results of the annual audit and other related matters. Each member of the audit committee is "independent" as defined in the Nasdaq corporate governance listing standards. The Board of Directors has determined that director LaFortune qualifies as an "audit committee financial expert" as that term is used in the rules and regulations of the Securities and Exchange Commission. Monadnock Community Bancorp, Inc.'s Board of Directors has adopted a written charter for the audit committee. The audit committee met seven times during the fiscal year ended December 31, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

      The common stock of Monadnock Community Bancorp, Inc. is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended. The officers and directors of Monadnock Community Bancorp, Inc. and beneficial owners of greater than 10% of the common stock of Monadnock Community Bancorp, Inc. ("10% beneficial owners") are required to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of the common stock of Monadnock Community Bancorp, Inc. Securities and Exchange Commission rules require disclosure in a company's annual proxy statement and annual report on Form 10-K of the failure of an officer, director or 10% beneficial owner of the common stock to file a Form 3, 4 or 5 on a timely basis. Based on Monadnock Community Bancorp, Inc.'s review of such ownership reports, no officer, director or 10% beneficial owner of Monadnock Community Bancorp, Inc. failed to file such ownership reports on a timely basis for the fiscal year ended December 31, 2005.

ITEM 10.  Executive Compensation
--------------------------------

Executive Compensation

      The following table sets forth for the fiscal years ended December 31, 2005, 2004 and 2003, certain information as to the total remuneration paid by Monadnock Community Bank to Mr. Pierce, who serves as President and Chief Executive Officer, and is the only officer to receive annual compensation in excess of $100,000 ("Named Executive Officer").


                                          Annual Compensation               Long-Term Compensation
                                     ------------------------------    ---------------------------------
                                                                               Awards            Payouts
                                                                       ----------------------    -------
                                                           Other
                           Year                            Annual      Restricted                                 All
  Name and Principal       Ended                          Compen-        Stock       Options/     LTIP           Other
       Position            12/31     Salary     Bonus    sation (1)    Awards (2)    SARS (#)    Payouts    Compensation(3)
  ------------------       -----     ------     -----    ----------    ----------    --------    -------    ---------------

William M. Pierce, Jr.     2005     $105,233    $  --      $  --        $25,200       10,000      $  --         $5,103
President and              2004      116,834       --         --             --           --         --          1,681
Chief Executive Officer    2003      103,947       --         --             --           --         --          3,100

--------------------
<F1>  For the fiscal years ended December 31, 2005, 2004 and 2003, there were no perquisites exceeding the lesser of $50,000 or 10% of Mr. Pierce's total salary and bonus for the year.
<F2>  Represents the fair market value of shares at the time granted pursuant to Monadnock Community Bancorp, Inc.'s 2005 Recognition and Retention Plan. As of December 31, 2005, the number of restricted stock awards granted to Mr. Pierce was 3,000 shares and the value of such awards was $28,500.
<F3>  Amount represents matching contributions under Monadnock Community
      Bank's Simple IRA Plan for Mr. Pierce for years ending 2003 and 2004. Amount also represents Mr. Pierce's allocation under the employee stock ownership plan for the year ending 2005.

      The Named Executive Officer was granted options to purchase 10,000 shares of Monadnock Community Bancorp, Inc. common stock at an exercise price of $8.38 (the average of the bid and ask price on the date of grant) on December 8, 2005. These shares vest over a nine-year period, commencing on December 8, 2006, at the rate of 10% per year until December 8, 2013, and 20% on December 8, 2014.

      Set forth in the table that follows is information relating to options granted under the stock option plan to the Named Executive Officer during the fiscal year ended December 31, 2005.


                           OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                    (Individual Grants)
-------------------------------------------------------------------------------------------
                            Number of       Percent of Total
                            Securities        Options/SARs
                            Underlying         Granted To        Exercise Of
                           Options/SARs       Employees In       Base Price      Expiration
         Name              Granted (#)        Fiscal Year          ($/Sh)           Date
         ----              ------------     ----------------     -----------     ----------

William M. Pierce, Jr.        10,000             23.3%              $8.38         12/08/15

      Set forth below is certain information concerning options outstanding to the Named Executive Officer at December 31, 2005 and options exercised by the Named Executive Officer during 2005.


                                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                  ---------------------------------------------------
                                             FISCAL YEAR-END OPTION VALUES
                                             -----------------------------

                                                                       Number of               Value of Unexercised in-
                                                                      Options at                   the-money Options
                                                                       Year-End                     at Year-End(1)
                            Shares Acquired      Value       -----------------------------     -------------------------
         Name                Upon Exercise      Realized     Exercisable/Unexercisable (#)     Exercisable/Unexercisable
         ----               ---------------     --------     -----------------------------     -------------------------


William M. Pierce, Jr.
President and
Chief Executive Officer            0               0                   0/10,000                       $--/$11,200
------------------------------------------------------------------------------------------------------------------------

--------------------
<F1>  Calculated based on the difference between the aggregate exercise price of the options and the last trade price of the Common Stock on December 30, 2005.

Directors Compensation

      Members of the Board of Directors and the committees of Monadnock Community Bancorp, Inc. do not receive separate compensation for their service on the Board of Directors or the committees of Monadnock Community Bancorp, Inc.

      For the fiscal year ended December 31, 2005, non-employee members of Monadnock Community Bank's Board of Directors received a fee of $150 per regular board meeting attended and the chairman of the Board of Directors received a fee of $500 per meeting month and an additional $250 for each meeting attended over two per month. Committee members are not separately compensated for attending committee meetings. The same fee schedule is expected to be used again in 2006.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
          and Related Stockholder Matters
          -------------------------------

      Please see the table regarding securities authorized for issuance under equity compensation plans under "Item 5- Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities."

      Persons and groups who beneficially own in excess of 5% of the common stock of Monadnock Community Bancorp, Inc. are required to file certain reports with the Securities and Exchange Commission regarding such beneficial ownership pursuant to the Securities Exchange Act of 1934, as amended. The following table sets forth, as of December 31, 2005, the shares of common stock beneficially owned by each person who was the beneficial owner of more than 5% of the outstanding shares of common stock of Monadnock Community Bancorp, Inc., as well as shares beneficially owned in the aggregate by Monadnock Mutual Holding Company, and all directors and executive officers as a group.


                                                 Amount of Shares
                                                 Owned and Nature     Percent of Shares
Name and Address of                               of Beneficial        of Common Stock
 Beneficial Owners                                Ownership (1)          Outstanding
-------------------                              ----------------     -----------------

Monadnock Mutual Holding Company                     516,797                54.7%
One Jaffrey Road
Peterborough, New Hampshire 03458

Monadnock Mutual Holding Company,                    578,850                61.3%
 and all of Monadnock Community Bancorp,
 Inc.'s and Monadnock Community Bank's
 directors and executive officers as a group
 (11 directors and officers) (2)

--------------------
<F1>  In accordance with Rule 13d-3 under the Securities Exchange Act of
      1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares, and includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.
<F2>  Includes shares of common stock held by Monadnock Mutual Holding
      Company, of which Monadnock Community Bancorp, Inc.'s and Monadnock Community Bank's directors and three of its executive officers are also executive officers and directors. Monadnock Community Bancorp, Inc.'s and Monadnock Community Bank's executive officers and directors beneficially owned 62,053 shares of common stock, or 6.6% of the outstanding shares of common stock.

ITEM 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

Transactions With Certain Related Persons

      Monadnock Community Bank has a policy of granting loans to officers and directors, which fully complies with all applicable federal regulations. Loans to directors and executive officers are made in the ordinary course of business and on the same terms and conditions as those of comparable transactions with unaffiliated third parties prevailing at the time, in accordance with our underwriting guidelines, and do not involve more than the normal risk of collectibility or present other unfavorable features. In addition, all loans to directors and executive officers are approved by at least a majority of the independent, disinterested members of the board.

      All loans Monadnock Community Bank makes to its directors and executive officers are subject to regulations restricting loans and other transactions with affiliated persons of Monadnock Community Bank. Loans to all directors and executive officers and their associates totaled approximately $278,000 at December 31, 2005, which was 5.6% of our stockholders' equity at that date. All loans to directors and executive officers were performing in accordance with their terms at December 31, 2005.

ITEM 13.  Exhibits
------------------

(a)   Financial Statements
      --------------------

The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows, all of which are included in the Annual Report to Stockholders (Exhibit 13):

      (A)   Report of Independent Registered Public Accounting Firm (page
            F-1)

      (B)   Consolidated Balance Sheets (page F-2)

      (C)   Consolidated Statements of Income (page F-3)

      (D) Consolidated Statements of Changes In Stockholders' Equity (page F-4 to page F-5)

      (E)   Consolidated Statements of Cash Flows (page F-6 to page F-7)

      (F)   Notes to Consolidated Financial Statements (page F-8 to F-22)

(b)   Financial Statement Schedules
      -----------------------------

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements. The remaining information appearing in the Annual Report to Stockholders for the year ended December 31, 2005 is not deemed to be filed as part of this report except as expressly provided herein.

(c)   Exhibits.
      ---------

2     Plan of Conversion and Reorganization*
3.1   Charter of Monadnock Community Bancorp, Inc.**
3.2   Bylaws of Monadnock Community Bancorp, Inc.
4     Form of Common Stock Certificate of Monadnock Community Bancorp,
      Inc.**
10.1  Employee Stock Ownership Plan**
10.2  Monadnock Community Bancorp, Inc. 2005 Stock Option Plan***
10.3  Monadnock Community Bancorp, Inc. 2005 Recognition and Retention
      Plan***
13    Annual Report to Stockholders
21    Subsidiaries of Registrant**
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------
* Incorporated by reference to the Registration Statement on Form SB-2 (Registration Number 333-132548) as filed on March 17, 2006, as amended.
** Incorporated by reference to the Registration Statement on Form SB-2 (Registration Number 333-113783) as filed on March 19, 2004, as amended.
*** Incorporated by reference to the Registration Statement on Form S-8 (Registration Number 333-130855) as filed on January 4, 2006.

ITEM 14.  Principal Accountant Fees and Services
------------------------------------------------

      Shatswell, MacLeod & Company, P.C. currently serves as Monadnock Community Bancorp, Inc.'s independent registered public accounting firm, and that firm has conducted the audit of Monadnock Community Bancorp, Inc.'s accounts for fiscal 2005. The Sarbanes-Oxley Act of 2002 requires the Audit Committee of the Board of Directors to be directly responsible for the appointment, compensation, and oversight of the audit work of the independent registered public accounting firm. Therefore, the Audit Committee appointed Shatswell, MacLeod & Company, P.C. as Monadnock Community Bancorp, Inc.'s independent registered public accounting firm for the 2006 fiscal year, subject to the ratification of the engagement by Monadnock Community Bancorp, Inc.'s stockholders. A representative of Shatswell, MacLeod & Company, P.C., is expected to attend the annual meeting to respond to appropriate questions and to make a statement if he or she so desires.

      Set forth below is certain information concerning aggregate fees billed for professional services rendered by Shatswell, MacLeod & Company, P.C., during the fiscal years ended December 31, 2005 and December 31, 2004.

      The aggregate fees included in the audit category were fees billed for the fiscal years for the audit of Monadnock Community Bancorp, Inc.'s annual financial statements and the review of Monadnock Community Bancorp, Inc.'s quarterly financial statements. The aggregate fees included in each of the other categories were fees billed in the noted fiscal years.


                              2005         2004
                              ----         ----

      Audit Fees             $47,005     $126,283
      Audit-Related Fees     $    --     $     --
      Tax Fees               $ 5,463     $  3,500
      All Other Fees         $    --     $     --

      Audit Fees. Audit fees of $47,005 in fiscal 2005 were for the audit of the consolidated financial statements of Monadnock Community Bancorp, Inc. The audit fees for fiscal 2005 includes fees relating to the review of the financial statements included in Monadnock Community Bancorp, Inc.'s reports on Form 10-QSB and Form 10-KSB and the internal controls attestation required under SEC regulations. Audit fees of $126,283 in fiscal 2004 were for the audit of the consolidated financial statements of Monadnock Community Bancorp, Inc.

      Tax Fees. Tax fees of $5,463 in fiscal year 2005 and $3,500 in fiscal year 2004 were for services related to tax compliance and tax planning.

      The audit committee has considered whether the provision of non-audit services, which relate primarily to tax consulting services rendered, is compatible with maintaining the independence of Shatswell, MacLeod & Company, P.C. The audit committee concluded that performing such services does not affect the independence of Shatswell, MacLeod & Company, P.C. in performing its function as auditor of Monadnock Community Bancorp, Inc.

      The audit committee's policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The audit committee has delegated pre-approval authority to its chairman when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Monadnock Community Bancorp, Inc.

Date: March 29, 2006                   By: /s/  William M. Pierce, Jr.
                                           --------------------------------
                                           William M. Pierce, Jr.
                                           President and Chief Executive
                                           Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/  William M. Pierce, Jr.        By: /s/  Karl F. Betz
    -------------------------------        --------------------------------
    William M. Pierce, Jr.                 Karl F. Betz
    President, Chief Executive             Senior Vice President and Chief
    Officer and Director                   Financial Officer
    (Principal Executive Officer)          (Principal Accounting Officer)

Date: March 29, 2006                   Date: March 29, 2006

By: /s/  Kenneth A. Christian          By: /s/  Samuel J. Hackler
    -------------------------------        --------------------------------
    Kenneth A. Christian                   Samuel J. Hackler
    Director                               Director

Date: March 29, 2006                   Date: March 29, 2006

By: /s/  Jack Goldstein                By: /s/  Thomas C. LaFortune
    -------------------------------        --------------------------------
    Jack Goldstein                         Thomas C. LaFortune
    Director                               Director

Date: March 29, 2006                   Date: March 29, 2006

By: /s/  Kenneth R. Simonetta          By: /s/  Edward J. Shea
    -------------------------------        --------------------------------
    Kenneth R. Simonetta                   Edward J. Shea
    Director                               Director

Date: March 29, 2006                   Date: March 29, 2006

By: /s/  Nancy L. Carlson
    -------------------------------
    Nancy L. Carlson
    Director

Date: March 29, 2006