Form 10QSB
period 2006-03-31
MONADNOCK COMMUNITY BANCORP INC
filed 2006-05-12
CIK 1283899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended March 31, 2006

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

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.      Yes (X) No ( )

      Indicate by check mark whether the registrant is a Shell Company (as
defined in Rule 12b-2 of the Exchange Act).      Yes ( ) No (X)

      As of May 1, 2006, there were 944,631 shares issued and outstanding of the issuer's common stock.

      Transitional Small Business Disclosure Format (check one)     Yes ( )
No (X)

                                    INDEX

              Monadnock Community Bancorp, Inc. and Subsidiary

Part I    Financial Information                                            Page
          ---------------------                                            ----

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of March 31, 2006 (unaudited)
          and December 31, 2005                                              3

          Consolidated Statements of Income for the
          Three Months Ended March 31, 2006 and 2005 (unaudited)             4

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2006 and 2005 (unaudited)             5

          Notes to Unaudited Consolidated Financial Statements               7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         10

Item 3.   Controls and Procedures                                           18

Part II.  Other Information
          -----------------

Item 1.   Legal Proceedings                                                 18

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       18

Item 3.   Defaults upon Senior Securities                                   18

Item 4.   Submission of Matters to a Vote of  Security Holders              18

Item 5.   Other Information                                                 19

Item 6.   Exhibits                                                          19

SIGNATURES                                                                  20

              MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
              ------------------------------------------------
                       Part I - Financial Information
                        Item 1 - Financial Statements
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------


                                                                               March 31,      December 31,
ASSETS                                                                           2006            2005
------                                                                        -----------     ------------
                                                                              (Unaudited)

Cash and due from banks                                                       $   880,582     $   668,055
Interest-earning demand deposits with other banks                                     243           1,971
Federal funds sold                                                                920,000         185,000
                                                                              -----------     -----------
      Total cash and cash equivalents                                           1,800,825         855,026
Interest-earning time deposit in other bank                                       100,000         100,000
Investments in available-for-sale securities (at fair value)                   25,577,498      27,520,401
Federal Home Loan Bank stock, at cost                                           1,220,400       1,220,400
Loans, net of allowance for loan losses of $319,894 as of March 31, 2006
 and $311,250 as of December 31, 2005                                          47,090,761      44,481,338
Premises and equipment                                                            826,627         810,954
Goodwill                                                                          132,293         132,293
Core deposit intangible                                                            98,458         104,208
Accrued interest receivable                                                       314,566         319,038
Other assets                                                                      471,488         257,310
                                                                              -----------     -----------
      Total assets                                                            $77,632,916     $75,800,968
                                                                              ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing                                                         $ 5,157,890     $ 5,268,981
  Interest-bearing                                                             49,969,981      47,968,935
                                                                              -----------     -----------
      Total deposits                                                           55,127,871      53,237,916
Federal Home Loan Bank advances                                                17,395,361      17,481,950
Other liabilities                                                                 159,224         127,264
                                                                              -----------     -----------
      Total liabilities                                                        72,682,456      70,847,130
                                                                              -----------     -----------
Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized 2,000,000 shares;
   issued and outstanding none
  Common stock, par value $.01 per share; authorized 18,000,000 shares;
   944,631 shares issued and outstanding at March 31, 2006 and
   December 31, 2005                                                                9,446           9,446
  Paid-in capital                                                               2,814,032       2,814,032
  Retained earnings                                                             2,570,308       2,553,142
  Unearned compensation - ESOP                                                   (114,570)       (114,570)
  Unearned compensation - Recognition and Retention Plan                         (154,560)       (154,560)
  Accumulated other comprehensive loss                                           (174,196)       (153,652)
                                                                              -----------     -----------
      Total stockholders' equity                                                4,950,460       4,953,838
                                                                              -----------     -----------
      Total liabilities and stockholders' equity                              $77,632,916     $75,800,968
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

              MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
              ------------------------------------------------
                       Part I - Financial Information
                        Item 1 - Financial Statements
                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------


                                                                             Three Months Ended
                                                                                  March 31,
                                                                           -----------------------
                                                                              2006          2005
                                                                              ----          ----
                                                                                 (Unaudited)

Interest and dividend income:
  Interest and fees on loans                                               $  717,303     $504,802
  Interest on investments-taxable                                             261,146      241,606
  Other interest income                                                        24,958       16,561
                                                                           ----------     --------
      Total interest and dividend income                                    1,003,407      762,969
                                                                           ----------     --------
Interest expense:
  Interest on deposits                                                        324,915      228,655
  Interest on Federal Home Loan Bank advances                                 175,322      132,555
                                                                           ----------     --------
      Total interest expense                                                  500,237      361,210
                                                                           ----------     --------
      Net interest and dividend income                                        503,170      401,759
Provision for loan losses                                                      13,007
                                                                           ----------     --------
      Net interest and dividend income after provision for loan losses        490,163      401,759
                                                                           ----------     --------
Noninterest income:
  Service charges on deposits                                                  52,917       30,001
  Net gain on sales of available-for-sale securities                                        13,627
  Net gain on sales of loans                                                                37,740
  Loan commissions                                                                           2,056
  Other income                                                                 13,054       13,484
                                                                           ----------     --------
      Total noninterest income                                                 65,971       96,908
                                                                           ----------     --------
Noninterest expense:
  Salaries and employee benefits                                              262,781      277,851
  Occupancy expense                                                            38,641       37,985
  Equipment expense                                                            22,995       15,969
  Data processing                                                              49,779       42,970
  Blanket bond insurance                                                        5,511        5,510
  Professional fees                                                            35,007       61,427
  Supplies and printing                                                         9,829        4,853
  Telephone expense                                                            12,630       11,012
  Marketing expense                                                            15,097       22,714
  Postage expense                                                               9,456       10,734
  Other expense                                                                72,291       69,612
                                                                           ----------     --------
      Total noninterest expense                                               534,017      560,637
                                                                           ----------     --------
      Income (loss) before income tax expense                                  22,117      (61,970)
Income tax expense (benefit)                                                    4,951      (20,780)
                                                                           ----------     --------
      Net income (loss)                                                    $   17,166     $(41,190)
                                                                           ==========     ========

Shares used in computing net income (loss) per share:
  Basic                                                                       930,310      922,718
  Diluted                                                                     936,601      922,718

Net income (loss) per share - basic                                        $     0.02     $  (0.04)

Net income (loss) per share - diluted                                      $     0.02     $  (0.04)


The accompanying notes are an integral part of these consolidated financial statements.

              MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
              ------------------------------------------------
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------


                                                                          Three Months Ended
                                                                              March 31,
                                                                     ----------------------------
                                                                        2006             2005
                                                                        ----             ----

Cash flows from operating activities:                                        (Unaudited)

Net income (loss)                                                    $    17,166     $    (41,190)
Adjustments to reconcile net income (loss) to net cash used
 in operating activities:
  Net gain on sales of available-for-sale securities                                      (13,627)
  Net amortization of securities                                          19,657           23,802
  Change in deferred loan origination costs, net                         (14,967)           4,521
  Provision for loan losses                                               13,007
  Net gain on sales of loans                                                              (37,740)
  Depreciation and amortization                                           27,307           19,733
  Decrease (increase) in accrued interest receivable                       4,472          (30,665)
  Amortization of core deposit intangible                                  5,750            6,500
  Increase in other assets                                              (187,765)         (16,277)
  Decrease (increase) in loan servicing rights and interest-only
   strips, net                                                             1,873           (7,995)
  (Increase) decrease in prepaid expenses                                (14,033)          19,006
  Increase in taxes receivable                                              (778)         (20,780)
  Increase in accrued ESOP, Recognition and Retention Plan
   and Stock Option expense                                               13,651            4,429
  Increase in accrued expenses                                            16,801           32,374
  (Decrease) increase in accrued interest payable                           (714)           3,458
  Increase in other liabilities                                            2,222            2,577
                                                                     -----------     ------------

Net cash used in operating activities                                    (96,351)         (51,874)
                                                                     -----------     ------------

Cash flows from investing activities:
  Purchases of available-for-sale securities                                          (11,686,070)
  Proceeds from sales of available-for-sale securities                                  3,212,446
  Principal payments received on available-for-sale securities         1,889,227        2,591,403
  Loan originations and principal collections, net                    (1,602,110)        (509,442)
  Loans purchased                                                     (1,005,353)        (137,235)
  Recoveries of previously charged off loans                                                2,640
  Proceeds from sales of loans                                                            536,264
  Capital expenditures - premises and equipment                          (42,980)         (80,200)
                                                                     -----------     ------------

Net cash used in investing activities                                   (761,216)      (6,070,194)
                                                                     -----------     ------------

Cash flows from financing activities:
  Net decrease in demand deposits, savings and NOW deposits             (519,576)      (1,223,647)
  Net increase in time deposits                                        2,409,531        3,792,376
  Net change on short-term advances from Federal Home Loan Bank                         1,538,000
  Long-term advances from Federal Home Loan Bank                       1,610,411        1,447,145
  Payments on long-term advances from Federal Home Loan Bank          (1,697,000)        (500,000)
                                                                     -----------     ------------

Net cash provided by financing activities                              1,803,366        5,053,874
                                                                     -----------     ------------

              MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
              ------------------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                 Three Months Ended March 31, 2006 and 2005
                 ------------------------------------------
                                 (continued)


                                                                        2006             2005
                                                                        ----             ----
                                                                             (Unaudited)

Net increase (decrease) in cash and cash equivalents                     945,799       (1,068,194)
Cash and cash equivalents at beginning of period                         855,026        1,777,798
                                                                     -----------     ------------
Cash and cash equivalents at end of period                           $ 1,800,825     $    709,604
                                                                     ===========     ============

Supplemental disclosures:
  Interest paid                                                      $   500,951     $    357,752
  Income taxes paid                                                        2,456              456


The accompanying notes are an integral part of these consolidated financial statements.

              MONADNOCK COMMUNITY BANCORP, INC. AND SUBSIDIARY
              ------------------------------------------------
                       Part I - Financial Information
                       Item 1. - Financial Statements
       Condensed Notes to Unaudited Consolidated Financial Statements
       --------------------------------------------------------------
                               March 31, 2006

Note 1.  Nature of Business and Significant Accounting Policies

      Nature of Business: Prior to June 28, 2004, Monadnock Community Bank (the "Bank") was a federally chartered mutual savings bank. On June 28, 2004, in accordance with a Plan of Mutual Holding Company Reorganization, the Bank became a federally chartered stock bank and wholly-owned subsidiary of Monadnock Community Bancorp, Inc. (the "Company"), a federally chartered stock holding company. The Company became a majority owned subsidiary of Monadnock Mutual Holding Company, a federally chartered mutual holding company. The Bank provides a variety of financial services to corporations and individuals from its offices in Peterborough, New Hampshire and Winchendon, Massachusetts. The Winchendon, Massachusetts location was acquired through a branch purchase which became effective October 15, 2004. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in consumer and small business loans.

      Basis of Presentation: The consolidated financial statements presented in this quarterly report include the accounts of the Bank. The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2006. In the opinion of the Company's management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made.

      The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2006. Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

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

       At March 31, 2006, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

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

Note 3.  Investments

      The Company classifies its investments in debt securities as securities held-to-maturity, securities available-for-sale or trading securities. Securities held-to-maturity are carried at amortized cost, securities available-for-sale are carried at market value with unrealized gains and losses shown in accumulated other comprehensive income (loss) as a separate component of stockholders' equity, net of related tax effects, and trading securities are carried at market value with unrealized gains and losses reflected in earnings. The Company had no securities classified as held-to-maturity or trading securities during 2006 or 2005.

The amortized cost and estimated market value of securities at March 31, 2006 and December 31, 2005 are as follows:


                                                              Amortized       Estimated
                                                             Cost Basis      Market Value
                                                             ----------      ------------

March 31, 2006:
  U. S. Government agency obligations                        $ 3,000,000     $ 2,950,625
  Mortgage-backed securities:
    FHLMC                                                      4,444,422       4,358,296
    GNMA                                                      18,421,528      18,268,577
                                                             -----------     -----------
      Total mortgage-backed securities                        22,865,950      22,626,873
                                                             -----------     -----------
      Total investments in available-for-sale securities     $25,865,950     $25,577,498
                                                             ===========     ===========

December 31, 2005:
  U. S. Government agency obligations                        $ 3,000,000     $ 2,961,600
  Mortgage-backed securities:
    FHLMC                                                      4,660,348       4,600,460
    GNMA                                                      20,114,486      19,958,341
                                                             -----------     -----------
      Total mortgage-backed securities                        24,774,834      24,558,801
                                                             -----------     -----------
      Total investments in available-for-sale securities     $27,774,834     $27,520,401
                                                             ===========     ===========

      At March 31, 2006, U.S. Government agency obligations with estimated market values of $988,000 were callable at the discretion of the issuers without penalty in the second quarter of 2006 at a yield of 4.00%.

Note 3.  Loans

      Loans consist of the following at:


                                                              March 31,      December 31,
                                                                2006            2005
                                                              ---------      ------------

One-to-four family residential                               $24,029,952     $23,597,196
Home equity                                                    5,882,346       5,794,179
Commercial real estate                                         9,835,181       8,429,921
Multifamily                                                      592,039         597,323
Construction and land development loans                        1,008,183         479,786
Commercial loans                                               4,302,480       4,339,644
Consumer loans                                                 1,538,059       1,347,091
                                                             -----------     -----------
                                                              47,188,240      44,585,140
Allowance for loan losses                                       (319,894)       (311,250)
Deferred costs, net                                              222,415         207,448
                                                             -----------     -----------
      Net loans                                              $47,090,761     $44,481,338
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

      Changes in the allowance for loan losses are as follows:


                                                  Three months ended
                                                       March 31,
                                                 ---------------------
                                                   2006         2005
                                                   ----         ----

Balance at beginning of period                   $311,250     $324,502
Recoveries of loans previously charged off                       2,640
Provision for loan losses                          13,007
Charge offs                                        (4,363)        (500)
                                                 --------     --------
Balance at end of period                         $319,894     $326,642
                                                 ========     ========

      Information with respect to impaired loans consisted of the following at:


                                                 March 31,     December 31,
                                                   2006            2005
                                                 ---------     ------------

Recorded investment in impaired loans             $     0        $350,022
                                                  =======        ========

Impaired loans with specific loss allowances      $     0        $350,022
                                                  =======        ========

Loss allowances reserved on impaired loans        $     0        $ 13,126
                                                  =======        ========

      The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $309,000 and $460,000 for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006 and 2005, the Company recognized no income on impaired loans.

Note 4.  Deposits

      Interest-bearing deposits consisted of the following at:


                                                   March 31,      December 31,
                                                     2006            2005
                                                   ---------      ------------

NOW accounts                                      $ 3,407,004     $ 3,193,844
Savings accounts                                    2,728,438       2,779,991
Money market deposit accounts                      10,564,660      11,134,752
Time certificates                                  33,269,879      30,860,348
                                                  -----------     -----------
                                                  $49,969,981     $47,968,935
                                                  ===========     ===========

              Monadnock Community Bancorp, Inc. and Subsidiary
                       Part I - Financial Information
         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations
                               March 31, 2006

Forward-Looking Statements

      This Quarterly Report on Form 10-QSB contains forward-looking statements, which are based on assumptions and describe future plans, strategies and expectations of Monadnock Community Bancorp, Inc. (or the "Company") and its wholly owned subsidiary, Monadnock Community Bank (or the "Bank"). These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words. Our ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, economic conditions in the states of New Hampshire or Massachusetts, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, fiscal policies of the New Hampshire or Massachusetts State Government, the quality or composition of our loan or investment portfolios, demand for loan products, competition for and the availability of loans that we purchase for our portfolio, deposit flows, competition, demand for financial services in our market areas and accounting principles and guidelines, acquisitions and the integration of acquired businesses, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

General

      The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with other sections of management discussion and analysis, including these consolidated financial statements.

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

      Our earnings are primarily dependent upon our net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans and investment securities, and interest expense on interest-bearing liabilities, which principally consist of deposits and borrowings. Our results of operations also are affected by the level of our provisions for loan losses, non-interest income and non-interest expenses. Non-interest income consists primarily of service charges on deposit accounts, merchant fee income, commissions we receive on loans we refer to a mortgage banking company, and any gain on sale of loans and investments. Non-interest expense consists primarily of salaries and employee benefits, occupancy, equipment and data processing. Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities. In addition, as interest rates rise, our loan volume is likely to decrease due to reduced borrower demand, thereby reducing our interest and fee income.

      Due to the limitations of our capital base prior to our minority stock offering in 2004, our ability to increase interest-earning assets was constrained even though we otherwise had the resources to increase our lending operations. Our profitability has been marginal over the past few years and as a result, we also had to rely on sales of securities in our investment portfolio to generate earnings. We have been able to increase our interest-earning assets due to our increased capital base. Although we had a net operating loss of $30,000 for the year ended December 31, 2005, we had net income of $15,000 and $30,000 for the quarters ended September 30, 2005 and December 31, 2005, respectively. We also had net income of $17,000 for the quarter ended March 31, 2006 which compares to a net loss of $41,000 for the quarter ended March 31, 2005. We have used the proceeds from our 2004 minority stock offering, and we now seek to raise additional capital to continue our growth and to build our franchise.

Recent Events

      On February 9, 2006 and as amended on April 25, 2006, the Boards of Directors of Monadnock Mutual Holding Company, the Bank and the Company adopted a Plan of Conversion and Reorganization pursuant to which the Bank will convert from the mutual holding company form of organization into the stock holding company form of organization. The Plan of Conversion and Reorganization involves the formation of a new Maryland corporation to become the holding company for the Bank. Pursuant to the Plan of Conversion and Reorganization, the new holding company will offer for sale shares of its common stock to the Bank's depositors, members of the community, current stockholders of the Company and the Company's employee stock ownership plan. The Plan of Conversion and Reorganization further provides for exchange of shares of the Company's common stock currently owned by public stockholders for shares of the new holding company. The conversion is subject to approval by regulatory authorities and the members of the Monadnock Mutual Holding Company and shareholders of the Company.

Management Strategy

      Our strategy is to operate as an independent financial institution dedicated to serving the needs of customers in our market area, which consists of western Hillsborough, eastern Cheshire counties in New Hampshire and northern Worcester county in Massachusetts. We intend to continue to increase our loan portfolio and to attract retail deposits, with the goal of expanding our deposit base. This growth is anticipated to include the establishment of new branches, either by acquisition or by exploring opportunities in our market area. In the fourth quarter of 2004, we completed the acquisition of our Winchendon, Massachusetts branch from another financial institution. At the time of the acquisition, the branch had $5.4 million in deposits. By March 31, 2006, we were successful in growing the branch to $9.9 million in deposits.

      Our commitment is to provide a reasonable range of products and services to meet the needs of our customers. Our goal is to grow Monadnock Community Bancorp, Inc. while providing cost effective services to our market area and leveraging our infrastructure.

      Financial highlights of our strategy include:

      Operating as a Community Savings Bank and Offering Personalized Customer Service. We are committed to meeting the financial needs of the communities in which we operate. We provide a broad range of individualized consumer and business financial services. We believe that we can be more effective in servicing our customers than many of our non-local competitors because our employees and senior management are able to respond promptly to customer needs and inquiries. Our ability to provide these services is enhanced by the experience of our senior management, which has an average of over 25 years' experience in the financial services industry.

      Increasing Loan Production. Our strategy of increasing net income includes increasing our loan production. Our business plan anticipates that we will emphasize originating commercial real estate and commercial business loans. Such loans provide higher returns than loans secured by one- to four-family real estate. Commercial real estate and commercial business loans, however, involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on these loans are often dependent on the successful operation or management of the properties or business, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. Our net loan portfolio increased from $30.7 million at December 31, 2003 to $47.1 million at March 31, 2006, or a 53.4% increase. We plan to continue to grow our loan portfolio with the net proceeds raised in the offering.

      Expanding Market Presence Through New Offices. Total assets have grown $33.9 million, or 77.6%, from $43.7 million at December 31, 2003 to $77.6 million at March 31, 2006, as a result of our efforts to expand and market our product lines and using our increased capital base from our 2004 stock offering to appeal to a wide base of prospective customers. The efforts to increase our market presence have included the Winchendon branch acquisition and evaluating potential new branches in the future. We currently do not have any plans to establish a new office in 2006 but our business plan contemplates opening a new office in 2007.

      Building Core Deposits. We offer checking accounts, NOW accounts and savings accounts, which generally are lower cost sources of funds than certificates of deposits and are less sensitive to withdrawal when interest rates fluctuate. In order to build our core deposit base, we intend to continue to offer a broad range of deposit products and to increase our core deposits through branch acquisitions, and the establishment of new branches. Our deposits increased $20.7 million, or 60.2%, to $55.1 million at March 31, 2006 from $34.4 million at December 31, 2003.

      Improving Non-Interest Income. Non-interest income consists primarily of fees, service charges and gains from securities sales. We plan to target programs to increase non-interest income such as the overdraft checking program we instituted in December 2005. Our non-interest income from sources other than securities and loan sales increased to $66,000 during the first quarter of 2006 from $46,000 for the same period in 2005.

      Maintaining Our Strong Asset Quality. Our high asset quality is reflected in our ratio of non-performing assets to total assets, which was 0.00% and 0.46% at March 31, 2006 and December 31, 2005, respectively. We have introduced new loan products only when we were confident that our staff had the necessary expertise and sound underwriting and collection procedures were in place. In addition to these lending practices, we invest in high grade securities.

      Improving Our Efficiency Ratio. Our infrastructure and fixed operating costs can support a larger asset base. We believe the conversion and offering described above will allow us to increase our asset base through greater loan production which should help improve our efficiency ratio (non-interest expense divided by net-interest income and non-interest income) by generating additional income.

      All of these initiatives are designed to improve our profitability in future years.

Changes in Financial Condition from December 31, 2005 to March 31, 2006

      General. Our total assets increased by $1.8 million, or 2.4%, to $77.6 million at March 31, 2006 compared to $75.8 million at December 31, 2005. The increase primarily reflected growth in our net loan portfolio of $2.6 million to $47.1 million at March 31, 2006 from $44.5 million at December 31, 2005, an increase in cash and cash equivalents of $946,000, partially offset by a decrease in our investment portfolio of $1.9 million. The increase in assets was funded by an increase in deposits of $1.9 million.

      Cash and cash equivalents. Cash and cash equivalents increased $946,000 to $1.8 million at March 31, 2006 from $855,000 at December 31, 2005. Cash and due from banks increased $213,000 to $881,000 at March 31, 2006 from $668,000 at December 31, 2005 and interest earning demand deposits in other financial institutions, including Federal funds sold, increased $733,000 to $920,000 at March 31, 2006 from $187,000 at December 31, 2005.
The level of interest earning deposits, which are short-term overnight investments, fluctuates as investments are made in other earnings assets such as loans and investments, and as balances of interest bearing liabilities such as deposits and Federal Home Loan Bank advances fluctuate. Interest earning deposits are also used to fund cash and due from bank requirements. The increase in cash and due from banks is due to an increase in the amount of items processed through Monadnock Community Bancorp, Inc.'s depository bank accounts that settled subsequent to the end of the reporting period.

      Investments. Monadnock Community Bancorp, Inc. classifies its investments in debt securities as securities held-to-maturity, securities available-for-sale or trading securities. Securities held-to-maturity are carried at amortized cost, securities available-for-sale are carried at market value with unrealized gains and losses shown in accumulated other comprehensive income (loss) as a separate component of stockholders' equity, net of related tax effects, and trading securities are carried at market value with unrealized gains and losses reflected in earnings. Monadnock Community Bancorp, Inc. had no securities classified as held-to-maturity or trading securities at March 31, 2006 and December 31, 2005.

      Our investment portfolio decreased $1.9 million, or 6.9%, to $25.6 million at March 31, 2006 from $27.5 million at December 31, 2005. The decrease was primarily due to $1.9 million in principal paydowns of mortgage-backed securities. The proceeds from these principal paydowns on mortgage-backed securities were used to fund loans during the first quarter of 2006. At March 31, 2006, U.S. Government Agency Obligations with estimated market values of $988,000 were callable at the discretion of the issuers without penalty in the second quarter of 2006 at a yield of 4.00%. Based on the current interest rate environment, the likelihood that these securities will be called is unlikely.

      At March 31, 2006, the weighted average maturity of mortgage-backed securities available for sale is 307 months, based upon their final maturities. However, normal principal repayments and prepayments of mortgage-backed securities are received regularly, substantially reducing their weighted average maturities. The majority of mortgage-backed securities are one year adjustable rate securities with the weighted average to next repricing adjustment being nine months on average.

      Loans. Our net loan portfolio increased $2.6 million, or 5.8%, from $44.5 million at December 31, 2005 to $47.1 million at March 31, 2006. Included in this increase is $1.0 million of purchased loans of which $435,000 related to five-year adjustable rate mortgages, $331,000 related to a construction participation and $239,000 related to mobile home loans which are classified as consumer loans. The largest increase was in commercial real estate loans, which increased $1.4 million to $9.8 million at March 31, 2006 from $8.4 million at December 31, 2005. Construction and land development loans increased $528,000 to $1.0 million at March 31, 2006 from $480,000 at December 31, 2005. One-to-four family residential loans increased $433,000 to $24.0 million at March 31, 2006 from $23.6 million at December 31, 2005 while consumer loans increased $191,000 to $1.5 million at March 31, 2006 from $1.3 million at December 31, 2005. Our business plan anticipates that loan originations will primarily be concentrated in commercial real estate and commercial business loans. We also anticipate less mortgage loan originations during 2006 as interest rates on 15- and 30-year mortgages have risen nearly 50 basis points since December 31, 2005 and interest rates in the short term continue to increase as a result of Federal Reserve Board actions, thereby reducing borrower demand for these types of loans.

      Deposits. Our total deposits increased $1.9 million, or 3.6%, to $55.1 million at March 31, 2006 from $53.2 million at December 31, 2005. Interest-bearing deposits increased $2.0 million, to $50.0 million at March 31, 2006 from $48.0 million at December 31, 2005, while non-interest-bearing deposits decreased $111,000 to $5.2 million at March 31, 2006 from $5.3 million at December 31, 2005. The increase in interest-bearing deposits is primarily attributable to time certificates which increased $2.4 million and to a lesser extent NOW accounts which increased $213,000, partially offset by decreases in money market and savings accounts of $570,000 and $52,000, respectively. The increase in time certificates is the direct result of our marketing initiatives in this area as well as paying competitive rates on this product. The decrease in money market deposit accounts is primarily the result of customers transferring money out of money market accounts into more attractive shorter term certificates of deposits. The movement of customers into attractive rate time certificates is the direct result of the Federal Reserve Board actions, which have increased the federal funds rate from a historic low of 1.0% in the second quarter of 2004 to 4.75% at the end of the first quarter of 2006. The increase in deposits for the quarter was used to fund loan growth and an increase in cash and cash equivalents.

      Borrowings. Federal Home Loan Bank advances decreased $87,000 to $17.4 million at March 31, 2006 from $17.5 million at December 31, 2005.

      Principal payments due on other borrowings after March 31, 2006 are $4.3 million in 2006, $1.7 million in 2007, $425,000 in 2008, $4.9 million in 2009, $1.3 million in 2010 and $4.7 million in years thereafter. The Federal Home Loan Bank will require the repayment of $5.0 million of borrowings during 2006 if the three-month LIBOR exceeds specified rates; $1.0 million of which is at an interest rate of 3.15% maturing in 2009 if the three month LIBOR exceeds 5.00%; $3.0 million of which is at a weighted average interest rate of 3.04% maturing in 2009 if the three-month LIBOR exceeds 6.50%. Additionally, the Federal Home Loan Bank will require the repayment of $1.0 million of borrowings during 2006 if the three-month LIBOR exceeds 6.50% of which borrowings is at an interest rate of 3.99% maturing in 2014. As of March 31, 2006, the three month LIBOR was at 5.00%. In addition, the Federal Home Loan Bank has the right to call a $500,000 borrowing in the third quarter of 2006 of which borrowing is at an interest rate of 3.90% maturing in 2013. Should the Federal Home Loan Bank require repayment of the putable and callable borrowings on the put and call dates, the interest cost to replace such borrowings would likely increase.

      Stockholders' Equity. Total stockholders' equity remained level at approximately $5.0 million at March 31, 2006 and December 31, 2005, respectively. Our equity to assets ratio was 6.38% at March 31, 2006 compared to 6.54% at December 31, 2005.

Comparison of Results of Operations for the Three Months Ended March 31, 2006 and 2005.

      General. We recorded net income of $17,000 for the three months ended March 31, 2006 compared with a net loss of $41,000 for the three months ended March 31, 2005. The increase in earnings is primarily attributable to an increase in net interest and dividend income of $101,000, a reduction in noninterest expense of $27,000, partially offset by a decrease in noninterest income of $31,000 and an increase in the provision for loan losses of $13,000.

      Our profitability has been marginal during the last few years primarily due to our high fixed operating costs in relation to the amount of net interest income and non-interest income we generated and our comparatively low net interest margin (net interest income divided by average interest earning assets). Non-interest expense (consisting primarily of salaries and employee benefits) divided by net interest income plus non-interest income, commonly referred to as our efficiency ratio improved from 112.43% for the three months ended March 31, 2005 to 93.83% for the three months ended March 31, 2006. The existing operating platform we have in place relative to the size of our customer base and asset base has tended to negatively impact our profitability. Our net interest margin for the three months ended March 31, 2006 increased to 2.72% as compared to 2.34% for the three months ended March 31, 2005. The increase in net interest margin year over year is attributable to a change in the asset mix from 51.7% of interest-earning assets in loans for 2005 to 61.4% for 2006, the repricing of interest-earning assets more quickly than interest-bearing liabilities as well as an increase in interest-earning average assets by $5.5 million during this period. In the event we are unable to generate continued commercial and residential loan volume in 2006, or become reliant on investments in securities, certificates of deposit or Federal Home Loan Bank borrowings, our net interest margin may be negatively impacted along with our net earnings potential.

      Net Interest and Dividend Income. Net interest and dividend income increased $101,000, or 25.1%, to $503,000 for the three months ended March 31, 2006 compared to $402,000 for the three months ended March 31, 2005, reflecting a $240,000, or 31.5%, increase in interest and dividend income, and a $139,000, or 38.5%, increase in interest expense. Our interest rate spread increased to 2.40% for the three months ended March 31, 2006 compared to 2.09% for the three months ended March 31, 2005. As mentioned above, the increase in interest rate spread is a combination of a change in the mix of assets to higher yielding loans, coupled with an increase in the rate on investment securities and other interest-earning assets as a result of 15 rate increases since June 2004 by the Federal Reserve Board, partially offset by a change in the mix of liabilities to more interest rate sensitive products such as time certificates.

      Interest and Dividend Income. Total interest income increased by $240,000, or 31.5%, to $1.0 million for the three months ended March 31, 2006 compared with $763,000 for the three months ended March 31, 2005. The increase of $240,000 relates to an increase in the yields on interest earning assets from 4.45% for the three months ended March 31, 2005 to 5.43% for the three months ended March 31, 2006 coupled with an increase in average assets of $5.5 million, or 7.9%, to $75.0 million in 2006 from $69.5 million in 2005. Interest income on loans increased $212,000, or 42.0%, to $717,000 in 2006 from $505,000 in 2005, primarily due to a $10.1 million increase in average loans from $35.9 million in 2005 to $46.0 million in 2006, and to a lesser extent an increase in loan yields from 5.70% in 2005 to 6.32% in 2006. The increase in average loans is primarily attributable to an increase of $7.8 million in one-to-four family residential and home equity loans. The increase in average loan yields from 5.70% in 2005 to 6.32% in 2006 is primarily the result of Federal Reserve Board actions since the end of the second quarter of 2004, which have resulted in an increase in the prime rate of 375 basis points.

      Interest income on investment securities, Federal Home Loan Bank stock and interest-bearing deposits with other financial institutions increased $28,000 for the three months ended March 31, 2006 to $286,000 from $258,000 for the three months ended March 31, 2005. The increase was primarily the result of an increase in the overall yield on total investments from 3.12% in 2005 to 4.01% in 2006, partially offset by a decrease in average balance of the portfolio by $4.6 million to $29.0 million in 2006, from $33.6 million in 2005. The increase in overall yields is the result of the Federal Reserve Board actions noted above. The decrease in the average balances in the investment portfolio is the direct result of the Company using the proceeds from the principal paydowns on mortgage-backed securities to fund loan growth. Approximately 72.5% of investment securities are invested in one year adjustable rate securities, which are expected to reprice upward 1% during 2006 based on the current levels of interest rates as of March 31, 2006.

      Interest Expense. Total interest expense increased by $139,000 to $500,000 for the three months ended March 31, 2006 from $361,000 for the three months ended March 31, 2005. The increase of $139,000 relates primarily to an increase in the average overall cost of interest bearing liabilities to 3.03% in 2006 from 2.37% in 2005, coupled with an increase of $5.1 million in average interest bearing liabilities to $67.0 million in 2006 from $61.9 million in 2005. The increase in costs and volume is primarily attributable to the Bank increasing its interest-earning assets by investing in loans and funding this growth primarily with higher costing time deposits. Interest expense on deposits increased $96,000 to $325,000 in 2006 from $229,000 in 2005. The increase was primarily the result of an increase in the average balances of time certificates of $5.0 million to $30.2 million in 2006 from $25.2 million in 2005, coupled by an increase in the average costs of time certificates to 3.65% in 2006 from 3.00% in 2005. Average time certificates comprised 64.3% of interest bearing deposits in 2006 compared with 58.2% in 2005. The increase in average balances of time certificates is the direct result of our advertising interest rate specials and offering competitive rates on time certificates. Average savings deposits decreased $1.3 million to $16.8 million in 2006 from $18.1 million in 2005, partially offset by an increase in costs on these deposits from 0.96% in 2005 to 1.28% in 2006. The decrease in savings deposits is primarily attributable to customers transferring these deposits to more attractive short-term time certificates.

      Interest expense on Federal Home Loan Bank advances increased $42,000 to $175,000 for the three months ended March 31, 2006 from $133,000 for the three months ended March 31, 2005. The increase was primarily the result of an increase in the borrowing costs to 3.55% in 2006 from 2.89% in 2005, and to a lesser extent, the increase in average balances of Federal Home Loan Bank advances of $1.4 million to $20.0 million in 2006 from $18.6 million in 2005. Monadnock Community Bank used the additional funding of Federal Home Loan Bank advances to fund net loans.

      Allowance for Loan Losses. The provision for loan losses was $13,000 for the three months ended March 31, 2006 compared with $0 for the three months ended March 31, 2005. The provision of $13,000 related specifically to an overdraft program which was initiated in December 2005 for consumer and business checking customers. The allowance for loan losses as a percent of total loans was 0.68% for March 31, 2006 compared with 0.91% at March 31, 2005. The mix of the loan portfolio continues to be weighted in one- to four-family residential and home equity loans which accounted for 63.4% and 61.4% of total loans at March 31, 2006 and 2005, respectively. These loans generally have a lower credit risk allocation and the portfolio has reduced levels of criticized and classified loans. In establishing the allowance for loan losses we follow standards established by the Office of Thrift Supervision as modified by our historical loss experience to reflect reserve levels that are appropriate for a particular loan or group of loans. We also take into consideration peer group loss experience for residential loans since our historical loss experience has been minimal. Total nonperforming assets decreased $682,000 to $0 or 0.00% of total assets at March 31, 2006 compared to $682,000 ($502,000 of which was guaranteed by the United States Small Business Administration), or 0.90% of total assets at March 31, 2005. Based on the above discussion, we believe that our allowance for loan losses covers known identifiable loan losses as well as estimated losses inherent in the portfolio for which the losses are probable but not specifically identifiable.

      Total Noninterest Income. Noninterest income decreased $31,000, or 32.0%, to $66,000 for the three months ended March 31, 2006 from $97,000 for the three months ended March 31, 2005. The decrease for the three months ended March 31, 2006 compared to 2005 was attributable to decreases in net gains on sales of available-for-sale securities of $14,000, net gains on sales of loans of $38,000, partially offset by an increase in service charges on deposits of $23,000. The decrease in net gains on sales of loans is due to the sale of $536,000 of SBA government guaranteed loans in 2005 compared with $0 in 2006. The increase in service charges is primarily related to a new product which began in December 2005 known as "Overdraft Privilege Service" which provides our consumer and business customers with overdraft checking account protection.

      Total Noninterest Expenses. Noninterest expenses decreased $27,000, or 4.8%, to $534,000 for the three months ended March 31, 2006 compared to $561,000 for the three months ended March 31, 2005. The decrease during 2006 was primarily due to a decrease in professional fees of $26,000, a decrease in salaries and employee benefits expense of $15,000, and a decrease in marketing expenses of $8,000, partially offset by an increase in equipment expense of $7,000 and an increase in data processing expense of $7,000.

      Salaries and employee benefits expense represented 49.2% and 49.6% of total non-interest expense for the three months ended March 31, 2006 and 2005, respectively. Total salaries and employee benefits expense decreased $15,000, or 5.4%, to $263,000 for the three months ended March 31, 2006 from $278,000 for the same period in 2005. The decrease in salaries and employee benefits is due to a reduced salary base for these time periods, an increase in deferrals of loan origination costs, partially offset by the recording of $9,000 in expense related to stock option and recognition and retention plans for 2006.

      Equipment expense increased $7,000, or 43.8%, to $23,000 for the three months ended March 31, 2006 from $16,000 for the three months ended March 31, 2005 primarily due to increased costs related to equipment depreciation on fixed assets acquired after the first quarter of 2005.

      Data processing expense increased $7,000, or 16.3%, to $50,000 for the three months ended March 31, 2006 from $43,000 for the three months ended March 31, 2005 primarily due to increased costs for maintenance contracts on data processing equipment and increased service bureau costs related to additional accounts being opened throughout the period.

      Professional fees decreased $26,000, or 42.6%, to $35,000 for the three months ended March 31, 2006 from $61,000 for the three months ended March 31, 2005. In 2005, we incurred $12,000 of expenses related to consulting on a business strategy for Monadnock Community Bank. Also, we incurred less in legal expenses related to nonperforming loans as well as shareholder and public company related matters in 2006 than in 2005.

      Marketing expenses decreased $8,000, or 34.8%, to $15,000 for the three months ended March 31, 2006 from $23,000 for the three months ended March 31, 2005 as we advertised more heavily in the first quarter of 2005 in an effort to bring in new deposit and loan accounts in the Peterborough market as well as the Winchendon and surrounding town market as a result of Monadnock Community Bank acquiring a branch in the fourth quarter of 2004.

Risk Elements

      Total nonperforming loans decreased from $350,000 or 0.79% of total loans at December 31, 2005, to $0 or 0.00% of total loans at March 31, 2006. The nonperforming loans shown below carry a guarantee by the Small Business Administration covering $262,000 at December 31, 2005.

      As shown in the following table, nonperforming assets as a percentage of total assets were 0.00% and 0.46%, as of March 31, 2006 and December 31, 2005, respectively.


                                                       March 31, 2006     December 31, 2005
                                                       --------------     -----------------
                                                                 ($ in Thousands)

Loans 90 days or more past due and still accruing          $    0              $    0
                                                           ======              ======

Total nonperforming loans and nonperforming assets         $    0              $  350
                                                           ======              ======

Nonperforming loans as a percent of total loans             0.00%               0.79%

Nonperforming assets as a percent of total assets           0.00%               0.46%

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

      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products such as residential, commercial and consumer loans. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At March 31, 2006, the total approved loan commitments unfunded amounted to $6.4 million, which includes the unadvanced portion of loans of $5.9 million. Certificates of deposits and advances from the Federal Home Loan Bank of Boston scheduled to mature in one year or less at March 31, 2006, totaled $24.4 million and $5.0 million, respectively. Based on historical experience, we believe that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

      At March 31, 2006, we had total collateral available to support an additional $20.5 million in additional advances from the Federal Home Loan Bank of Boston, but the Bank's internal policy limits Federal Home Loan Bank advances to 40% of total assets which amounts to an additional $11.9 million in borrowing capacity at March 31, 2006.

Stockholders' Equity

      Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity totaled $5.0 million or 6.38% of total assets at March 31, 2006 compared to 6.54% of total assets at December 31, 2005.

      As of March 31, 2006, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the subsidiary bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6% and 5%, respectively. The Bank's regulatory capital ratios at March 31, 2006 were as follows: total risk-based capital 12.95%, Tier I risk based 12.16% and Tier I leverage (core capital) 6.10%. There have been no conditions or events since that notification that management believes would cause a change in the Bank's categorization.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. At March 31, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition, results of operations, or cash flows.

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


                                       Monadnock Community Bancorp, Inc.




Date: May 12, 2006                     /s/ William M. Pierce, Jr.
                                       --------------------------
                                       William M. Pierce, Jr.
                                       President and Chief Executive Officer


Date: May 12, 2006                     /s/ Karl F. Betz
                                       ----------------
                                       Karl F. Betz
                                       Senior Vice President and Chief
                                        Financial Officer