Form 10QSB
period 2006-06-30
MONADNOCK BANCORP INC
filed 2006-08-10
CIK 1283899

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the Quarterly Period Ended June 30, 2006

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ______________ to   _________________

                        Commission File Number: 000-50810

                             Monadnock Bancorp, Inc.
        (Exact name of small business issuer as specified in its charter)

            Maryland                                             20-4649880
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

1 Jaffrey Road, Peterborough, NH                                   03458
(Address of principal executive offices)                         (Zip Code)

                                 (603) 924-9654
                           (Issuer's telephone number)

                        Monadnock Community Bancorp, Inc.
          (Former name of former address, if changed since last report)

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

      As of August 1, 2006, there were 1,293,608 shares issued and outstanding of the issuer's common stock.

      Transitional Small Business Disclosure Format (check one) Yes ( ) No (X)

                                      INDEX

                     Monadnock Bancorp, Inc. and Subsidiary


Part I   Financial Information                                             Page
         ---------------------                                             ----

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 2006
         (unaudited) and December 31, 2005                                    3

         Condensed Consolidated Statements of Income for the Three and Six
         Months Ended June 30, 2006 and 2005 (unaudited)                      4

         Condensed Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2006 and 2005 (unaudited)                             5

         Notes to Unaudited Condensed Consolidated Financial Statements       7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           11

Item 3.  Controls and Procedures                                             19

Part II. Other Information
         -----------------

Item 1.  Legal Proceedings                                                   20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         20

Item 3.  Defaults upon Senior Securities                                     20

Item 4.  Submission of Matters to a Vote of Security Holders                 21

Item 5.  Other Information                                                   21

Item 6.  Exhibits                                                            21

SIGNATURES                                                                   22

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                          Item 1 - Financial Statements
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                                                June 30,      December 31,
ASSETS                                                                            2006            2005
------                                                                          --------      ------------
                                                                              (Unaudited)

Cash and due from banks                                                       $ 1,081,017     $   668,055
Interest-bearing demand deposits with other banks                                   2,833           1,971
Federal funds sold                                                              3,060,000         185,000
                                                                              -----------     -----------
      Total cash and cash equivalents                                           4,143,850         855,026
Interest-bearing time deposit in other bank                                       100,000         100,000
Investments in available-for-sale securities (at fair value)                   26,939,959      27,520,401
Federal Home Loan Bank stock, at cost                                             970,000       1,220,400
Loans, net of allowance for loan losses of $312,768 as of
 June 30, 2006 and $311,250 as of December 31, 2005                            49,371,459      44,481,338
Premises and equipment                                                            809,254         810,954
Goodwill                                                                          132,293         132,293
Core deposit intangible                                                            92,708         104,208
Accrued interest receivable                                                       342,251         319,038
Other assets                                                                      391,273         257,310
                                                                              -----------     -----------
      Total assets                                                            $83,293,047     $75,800,968
                                                                              ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing                                                         $ 6,149,119     $ 5,268,981
  Interest-bearing                                                             51,814,294      47,968,935
                                                                              -----------     -----------
      Total deposits                                                           57,963,413      53,237,916
Federal Home Loan Bank advances                                                15,277,022      17,481,950
Other liabilities                                                                 373,804         127,264
                                                                              -----------     -----------
      Total liabilities                                                        73,614,239      70,847,130
                                                                             ------------     -----------
Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized 2,000,000 shares;
   issued and outstanding none
  Common stock, par value $.01 per share; authorized 10,000,000 shares at
   June 30, 2006 of Monadnock Bancorp, Inc. stock and 18,000,000 shares at
   December 31, 2005 of Monadnock Community Bancorp, Inc. stock;
   1,293,608 and 944,631 shares issued and outstanding at June 30, 2006
   and December 31, 2005, respectively                                             12,936           9,446
  Paid-in capital                                                               7,724,073       2,814,032
  Retained earnings                                                             2,582,778       2,553,142
  Unearned compensation - ESOP                                                   (248,020)       (114,570)
  Unearned compensation - Recognition and Retention Plan                         (154,560)       (154,560)
  Accumulated other comprehensive loss                                           (238,399)       (153,652)
                                                                              -----------     -----------
      Total stockholders' equity                                                9,678,808       4,953,838
                                                                              -----------     -----------
      Total liabilities and stockholders' equity                              $83,293,047     $75,800,968
                                                                              ===========     ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                          Item 1 - Financial Statements
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (UNAUDITED)

                                                             Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                          -----------------------     -------------------------
                                                             2006          2005           2006           2005
                                                          ----------    ---------     ----------     ----------
Interest and dividend income:
  Interest and fees on loans                              $  789,055    $ 521,348     $1,506,358     $1,026,150
  Interest on investments-taxable                            260,807      309,311        521,953        550,917
  Other interest income                                       19,381       18,566         44,339         35,127
                                                          ----------    ---------     ----------     ----------
      Total interest and dividend income                   1,069,243      849,225      2,072,650      1,612,194
                                                          ----------    ---------     ----------     ----------
Interest expense:
  Interest on deposits                                       415,895      265,740        740,810        494,395
  Interest on Federal Home Loan Bank advances                149,573      154,450        324,895        287,005
                                                          ----------    ---------     ----------     ----------
      Total interest expense                                 565,468      420,190      1,065,705        781,400
                                                          ----------    ---------     ----------     ----------
      Net interest and dividend income                       503,775      429,035      1,006,945        830,794
(Benefit) provision for loan losses                             (725)     (20,000)        12,282       (20,000)
                                                          ----------    ---------     ----------     ----------
      Net interest and dividend income
       after (benefit) provision for loan losses             504,500      449,035        994,663        850,794
                                                          ----------    ---------     ----------     ----------
Noninterest income:
  Service charges on deposits                                 50,364       33,578        103,281         63,579
  Net gain on sales of available-for-sale securities                                                     13,627
  Net gain on sales of loans                                                                             37,740
  Loan commissions                                                          1,586                         3,642
  Other income                                                17,218       14,089         30,272         27,573
                                                          ----------    ---------     ----------     ----------
      Total noninterest income                                67,582       49,253        133,553        146,161
                                                          ----------    ---------     ----------     ----------
Noninterest expense:
  Salaries and employee benefits                             282,477      282,882        545,258        560,733
  Occupancy expense                                           37,823       40,800         76,464         78,785
  Equipment expense                                           21,237       16,686         44,232         32,655
  Data processing                                             48,995       44,465         98,774         87,435
  Blanket bond insurance                                       4,988        5,511         10,499         11,021
  Professional fees                                           29,136       34,448         64,143         95,875
  Supplies and printing                                        9,636       13,754         19,465         18,607
  Telephone expense                                           13,186       12,536         25,816         23,548
  Marketing expense                                           17,039       22,480         32,136         45,194
  Postage expense                                             10,129       10,792         19,585         21,526
  Other expense                                               84,240       69,894        156,531        139,506
                                                          ----------    ---------     ----------     ----------
      Total noninterest expense                              558,886      554,248      1,092,903      1,114,885
                                                          ----------      -------     ----------     ----------
  Income (loss) before income tax expense (benefit)           13,196      (55,960)        35,313       (117,930)
Income tax expense (benefit)                                     726      (22,132)         5,677        (42,912)
                                                          ----------    ---------     ----------     ----------
      Net income (loss)                                   $   12,470    $ (33,828)    $   29,636     $  (75,018)
                                                          ==========    =========     ==========     ==========

Shares used in computing net income (loss) per share:
  Basic                                                      941,640      922,718        936,006        922,718
  Diluted                                                    949,504      922,718        943,092        922,718
Net income (loss) per share - basic                       $     0.01    $   (0.04)    $     0.03     $    (0.08)
Net income (loss) per share - diluted                     $     0.01    $   (0.04)    $     0.03     $    (0.08)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                          Item 1 - Financial Statements
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                ----------------------------
                                                                                    2006            2005
                                                                                -----------     ------------
Cash flows from operating activities:
Net income (loss)                                                               $    29,636     $    (75,018)
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
  Net gains on sales of available-for-sale securities                                                (13,627)
  Net amortization of securities                                                     39,460           51,108
  Change in deferred loan origination costs, net                                    (50,949)          (7,041)
  Provision (benefit) for loan losses                                                12,282          (20,000)
  Net gains on sales of loans                                                                        (37,740)
  Depreciation and amortization                                                      53,183           40,500
  Increase in accrued interest receivable                                           (23,213)         (88,154)
  Amortization of core deposit intangible                                            11,500           13,000
  Increase in other assets                                                          (17,040)         (65,037)
  Decrease (increase) in loan servicing rights and interest-only strips, net          3,610           (5,945)
  (Increase) decrease in prepaid expenses                                           (69,541)           1,913
  Deferred tax benefit                                                               (1,127)
  Decrease (increase) in taxes receivable                                             5,719          (42,912)
  Increase in accrued ESOP and Recognition and Retention Plan                        16,916            9,015
  Increase in accrued expenses                                                       95,420           56,703
  (Decrease) increase in accrued interest payable                                    (8,068)           8,207
  Increase in other liabilities                                                       8,822            1,238
                                                                                -----------     ------------

Net cash provided by (used in) operating activities                                 106,610         (173,790)
                                                                                -----------     ------------
Cash flows from investing activities:
  Purchases of available-for-sale securities                                     (3,395,103)     (14,700,357)
  Proceeds from sales of available-for-sale securities                                             3,212,446
  Principal payments received on available-for-sale securities                    3,795,753        5,785,466
  Redemption of Federal Home Loan Bank stock                                        250,400
  Loan originations and principal collections, net                               (2,906,975)      (1,537,008)
  Loans purchased                                                                (1,944,536)        (137,235)
  Recoveries of previously charged off loans                                             59            3,808
  Proceeds from sales of loans                                                                       536,264
  Payments received relating to other real estate owned                                                2,606
  Capital expenditures - premises and equipment                                     (51,483)        (109,303)
                                                                                -----------     ------------

Net cash used in investing activities                                            (4,251,885)      (6,943,313)
                                                                                -----------     ------------
Cash flows from financing activities:
  Net decrease in demand deposits, savings and NOW deposits                      (1,471,755)      (1,359,309)
  Net increase in time deposits                                                   6,197,252        8,070,351
  Net change on short-term advances from Federal Home Loan Bank                                   (2,500,000)
  Long-term advances from Federal Home Loan Bank                                  1,610,411        4,709,742
  Payments on long-term advances from Federal Home Loan Bank                     (3,815,339)      (1,947,145)
  Liquidation of Monadnock Mutual Holding Company                                    50,000
  Recognition of stock option expense                                                10,579
  Net proceeds from issuance of common stock (total proceeds
   of $5,661,448, less offering costs of $808,497)                                4,852,951
                                                                                -----------     ------------

Net cash provided by financing activities                                         7,434,099        6,973,639
                                                                                -----------     ------------

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                     Six Months Ended June 30, 2006 and 2005
                     ---------------------------------------
                                   (UNAUDITED)
                                   (continued)

                                                                                    2006            2005
                                                                                -----------     ------------

Net increase (decrease) in cash and cash equivalents                              3,288,824         (143,464)
Cash and cash equivalents at beginning of period                                    855,026        1,777,798
                                                                                -----------     ------------
Cash and cash equivalents at end of period                                      $ 4,143,850     $  1,634,334
                                                                                ===========     ============

Supplemental disclosures:
  Interest paid                                                                 $ 1,073,773     $    773,193
  Income taxes paid                                                                   2,456              456
  Commitment to purchase 17,000 ESOP shares                                         133,450

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                         Item 1. - Financial Statements
         Condensed Notes to Unaudited Consolidated Financial Statements
         --------------------------------------------------------------
                                  June 30, 2006

Note 1. Nature of Business and Significant Accounting Policies

      Nature of Business: Prior to June 28, 2004, Monadnock Community Bank (the "Bank") was a federally chartered mutual savings bank. On June 28, 2004, in accordance with a Plan of Mutual Holding Company Reorganization and Stock Issuance, the Bank became a federally chartered stock bank and wholly-owned subsidiary of Monadnock Community Bancorp, Inc., a federally chartered stock holding company. Monadnock Community Bancorp, Inc. became a majority owned subsidiary of Monadnock Mutual Holding Company, a federally chartered mutual holding company. On June 28, 2006, in accordance with a Plan of Conversion and Reorganization, the Bank became the wholly-owned subsidiary of Monadnock Bancorp, Inc. (the "Company"), a Maryland chartered stock holding company. Further, Monadnock Mutual Holding Company sold its ownership interest in Monadnock Community Bancorp, Inc. to the public in a "second step" offering and ceased to exist. The Bank provides a variety of financial services to corporations and individuals from its offices in Peterborough, New Hampshire and Winchendon, Massachusetts. The Winchendon, Massachusetts location was acquired through a branch purchase which became effective October 15, 2004. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in consumer and small business loans.

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

      The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2006. Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

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

      At June 30, 2006, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

Note 2. Adoption of Plan to Convert Mutual Holding Company to Stock Form

      On February 9, 2006 and as amended on April 25, 2006, the Boards of Directors of Monadnock Mutual Holding Company, Monadnock Community Bancorp, Inc., and the Bank adopted a Plan of Conversion and Reorganization pursuant to which Monadnock Mutual Holding Company would convert from the mutual holding company form of organization into the stock holding company form of organization. The Plan of Conversion and Reorganization involved the formation of a new Maryland corporation to become the holding company for the Bank. Pursuant to the Plan of Conversion and Reorganization, the new holding company, Monadnock Bancorp, Inc. offered for sale shares of its common stock to the Bank's depositors, members of the community, stockholders of Monadnock Community Bancorp, Inc., members of the general public and the Bank's employee stock ownership plan. The Plan of Conversion and Reorganization further provided for the exchange of shares of Monadnock Community Bancorp, Inc. common stock currently owned by public stockholders for shares of the new holding company. The conversion was subject to approval by the Office of Thrift Supervision, the members of Monadnock Mutual Holding Company and stockholders of Monadnock Community Bancorp, Inc.

      On June 28, 2006, the Plan of Conversion and Reorganization was ratified by the Company and was completed. The Company sold 707,681 shares, or the maximum of the offering range, to the public raising approximately $4.85 million in net proceeds. As part of the conversion, existing public stockholders of Monadnock Community Bancorp, Inc. received 1.3699 shares of Company common stock in exchange for each of their existing shares of Monadnock Community Bancorp, Inc. common stock. At June 30, 2006, the employee stock ownership plan had commitments to purchase 17,000 shares of common stock for $133,450, or $7.85 per share. Early in the third quarter, the employee stock ownership plan completed its purchase of 42,460 shares, for an aggregate value of $331,531, or $7.81 per share. All employee stock ownership plan shares, comprising 6% of the total shares sold in the offering, were purchased in the open market.

Note 3. Earnings Per Share

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

Note 4. Investments

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

      The amortized cost and estimated market value of securities at June 30, 2006 (unaudited) and December 31, 2005 are as follows:

                                                             Amortized       Estimated
                                                            Cost Basis     Market Value
                                                            ----------     ------------
June 30, 2006:
  U. S. Government agency obligations                       $ 3,000,000    $ 2,939,063
  Mortgage-backed securities:
    FNMA                                                      2,815,651      2,796,187
    FHLMC                                                     4,213,048      4,107,959
    GNMA                                                     17,306,025     17,096,750
                                                            -----------    -----------
      Total mortgage-backed securities                       24,334,724     24,000,896
                                                            -----------    -----------
      Total investments in available-for-sale securities    $27,334,724    $26,939,959
                                                            ===========    ===========
December 31, 2005:
  U. S. Government agency obligations                       $ 3,000,000    $ 2,961,600
  Mortgage-backed securities:
    FHLMC                                                     4,660,348      4,600,460
    GNMA                                                     20,114,486     19,958,341
                                                            -----------    -----------
      Total mortgage-backed securities                       24,774,834     24,558,801
                                                            -----------    -----------
      Total investments in available-for-sale securities    $27,774,834    $27,520,401
                                                            ===========    ===========

Note 5. Loans

      Loans consist of the following at:

                                             June 30,      December 31,
                                               2006            2005
                                           -----------     ------------
                                           (unaudited)

One- to four-family residential            $25,390,463     $23,597,196
Home equity                                  5,683,486       5,794,179
Commercial real estate                       9,103,619       8,429,921
Multifamily                                    587,863         597,323
Construction and land development loans      1,346,389         479,786
Commercial loans                             5,493,154       4,339,644
Consumer loans                               1,820,855       1,347,091
                                           -----------     -----------
                                            49,425,829      44,585,140
Allowance for loan losses                     (312,768)       (311,250)
Deferred costs, net                            258,398         207,448
                                           -----------     -----------
      Net loans                            $49,371,459     $44,481,338
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

      Changes in the allowance for loan losses are as follows:

                                                   Six months ended
                                                       June 30,
                                                ---------------------
                                                  2006         2005
                                                --------     --------
                                                     (unaudited)

Balance at beginning of period                  $311,250     $324,502
Provision (benefit) for loan losses               12,282      (20,000)
Recoveries of loans previously charged off            59        3,808
Charge offs                                      (10,823)        (500)
                                                --------     --------
Balance at end of period                        $312,768     $307,810
                                                ========     ========

      Information with respect to impaired loans consisted of the following at:

                                                      June 30,     December 31,
                                                        2006           2005
                                                    -----------    ------------
                                                    (unaudited)

Recorded investment in impaired loans                 $     0        $350,022
                                                      =======        ========

Impaired loans with allowances for credit losses      $     0        $350,022
                                                      =======        ========

Allowance for credit losses on impaired loans         $     0        $ 13,126
                                                      =======        ========

      The Company's policy for interest income recognition on an impaired loan is to recognize income on a cash basis when the loan is both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $154,000 and $489,000 for the six months ended June 30, 2006 and 2005, respectively. During the three and six months ended June 30, 2006 and 2005, the Company recognized no income on impaired loans.

Note 6. Deposits

      Interest-bearing deposits consisted of the following at:

                                         June 30,       December 31,
                                           2006             2005
                                         -----------    ------------
                                         (unaudited)

NOW accounts                             $ 2,802,073    $ 3,193,844
Savings accounts                           2,642,425      2,779,991
Money market deposit accounts              9,312,196     11,134,752
Time certificates                         37,057,600     30,860,348
                                         -----------    -----------
                                         $51,814,294    $47,968,935
                                         ===========    ===========

                     Monadnock Bancorp, Inc. and Subsidiary
                         Part I - Financial Information
                 Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  June 30, 2006

Forward-Looking Statements

      This Quarterly Report on Form 10-QSB contains forward-looking statements, which are based on assumptions and describe future plans, strategies and expectations of Monadnock Bancorp, Inc. and its wholly owned subsidiary, Monadnock Community Bank. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words. Our ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, economic conditions in the state of New Hampshire and Massachusetts, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, fiscal policies of the New Hampshire and Massachusetts State Governments, the quality or composition of our loan or investment portfolios, demand for loan products, competition for and the availability of loans that we purchase for our portfolio, deposit flows, competition, demand for financial services in our market areas and accounting principles and guidelines, acquisitions and the integration of acquired businesses, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

      Our earnings are primarily dependent upon our net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans and investment securities, and interest expense on interest-bearing liabilities, which principally consist of deposits and borrowings. Our results of operations also are affected by the level of our provisions for loan losses, noninterest income and noninterest expenses. Noninterest income consists primarily of service charges on deposit accounts, merchant fee income and any gain on sale of loans and investments. Noninterest expense consists primarily of salaries and employee benefits, occupancy, equipment and data processing. Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies, Federal Home Loan Bank dividend policies and actions of regulatory authorities. In addition, as interest rates rise, our loan volume is likely to decrease due to reduced borrower demand, thereby reducing our interest and fee income.

Management Strategy

      Our strategy is to operate as an independent financial institution dedicated to serving the needs of customers in our market area, which consists of western Hillsborough, eastern Cheshire counties in New Hampshire and northern Worcester county in Massachusetts. We intend to continue to increase our loan portfolio and to attract retail deposits, with the goal of expanding our deposit base. This growth is anticipated to include the establishment of a new office, either by acquisition or by exploring opportunities in our market area although we currently have no arrangements or understandings regarding any specific transaction. In the fourth quarter of 2004, we completed the acquisition of our Winchendon, Massachusetts branch from another financial institution. At the time of the acquisition, the branch had $5.4 million in deposits. By June 30, 2006, we were successful in growing the branch to $10.7 million in deposits.

      Our commitment is to provide a reasonable range of products and services to meet the needs of our customers. Our goal is to grow Monadnock Bancorp, Inc. while providing cost effective services to our market area and leveraging our infrastructure.

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

      Increasing Loan Production. Our strategy of increasing net income includes increasing our loan production. Our business plan anticipates that we will emphasize originating commercial real estate and commercial business loans. Such loans provide higher returns than loans secured by one- to four-family real estate. Commercial real estate and commercial business loans, however, involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on these loans are often dependent on the successful operation or management of the properties or business, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. Our net loan portfolio increased from $30.7 million at December 31, 2003 to $49.4 million at June 30, 2006, or a 60.9% increase. We plan to continue to grow our loan portfolio with the net proceeds raised in our recently completed stock offering.

      Expanding Market Presence Through New Offices. Total assets have grown $39.6 million, or 90.6%, from $43.7 million at December 31, 2003 to $83.3 million at June 30, 2006, as a result of our efforts to expand and market our product lines and using our increased capital base from our 2004 stock offering and our recently completed stock offering to appeal to a wide base of prospective customers. The efforts to increase our market presence have included the Winchendon branch acquisition and evaluating a potential new office in the future. We currently do not have any plans to establish a new office in 2006 but our business plan contemplates opening a new office in 2007.

      Building Core Deposits. We offer checking accounts, NOW accounts and savings accounts, which generally are lower cost sources of funds than certificates of deposits and are less sensitive to withdrawal when interest rates fluctuate. In order to build our core deposit base, we intend to continue to offer a broad range of deposit products and to increase our core deposits through branch acquisitions, and the establishment of a new office although we currently have no arrangements or understandings regarding any specific transaction. Our deposits increased $23.6 million, or 68.6%, to $58.0 million at June 30, 2006 from $34.4 million at December 31, 2003.

      Improving Non-interest Income. Non-interest income consists primarily of fees, service charges and gains from securities sales. We plan to target programs to increase non-interest income such as the overdraft checking program we instituted in December 2005. Our non-interest income from sources other than securities and loan sales increased to $134,000 during the first two quarters of 2006 from $95,000 for the same period in 2005.

      Maintaining Our Strong Asset Quality. Our high asset quality is reflected in our ratio of non-performing assets to total assets, which was 0.00% and 0.46% at June 30, 2006 and December 31, 2005, respectively. We have introduced new loan products only when we were confident that our staff had the necessary expertise and sound underwriting and collection procedures were in place. In addition to these lending practices, we invest in high grade securities.

      Improving Our Efficiency Ratio. Our infrastructure and fixed operating costs can support a larger asset base. We believe the proceeds from our recently completed stock offering described above will allow us to increase our asset base through greater loan production which should help improve our efficiency ratio (non-interest expense divided by net-interest income and non-interest income) by generating additional income.

      All of these initiatives are designed to improve our profitability in future years.

Changes in Financial Condition from December 31, 2005 to June 30, 2006

      General. Our total assets increased by $7.5 million, or 9.9%, to $83.3 million at June 30, 2006 compared to $75.8 million at December 31, 2005. The increase primarily reflected growth in our net loan portfolio of $4.9 million to $49.4 million at June 30, 2006 from $44.5 million at December 31, 2005, an increase in cash and cash equivalents of $3.3 million, partially offset by a decrease in our investment portfolio of $580,000. The increase in assets was funded by an increase in deposits of $4.7 million and an increase in stockholders' equity of $4.7 million, partially offset by a decrease in Federal Home Loan Bank advances of $2.2 million.

      Cash and cash equivalents. Cash and cash equivalents increased $3.3 million to $4.1 million at June 30, 2006 from $855,000 at December 31, 2005. Cash and due from banks increased $413,000 to $1.1 million at June 30, 2006 from $668,000 at December 31, 2005 and interest-bearing demand deposits in other financial institutions, including Federal funds sold, increased $2.9 million to $3.1 million at June 30, 2006 from $187,000 at December 31, 2005. The level of interest-bearing deposits, which are short-term overnight investments, fluctuates as investments are made in other earnings assets such as loans and investments, and as balances of interest-bearing liabilities such as deposits and Federal Home Loan Bank advances fluctuate. Interest-bearing deposits are also used to fund cash and due from bank requirements. The increase in cash and due from banks is due to an increase in the amount of items processed through the Company's depository bank accounts that settled subsequent to the end of the reporting period. The increase in interest-bearing deposits is primarily due to the stock offering which provided net proceeds of approximately $4.9 million at the end of the second quarter of 2006.

      Investments. The Company classifies its investments in debt securities as securities held-to-maturity, securities available-for-sale or trading securities. Securities held-to-maturity are carried at amortized cost, securities available-for-sale are carried at market value with unrealized gains and losses shown in accumulated other comprehensive income (loss) as a separate component of stockholders' equity, net of related tax effects, and trading securities are carried at market value with unrealized gains and losses reflected in earnings. The Company had no securities classified as held-to-maturity or trading securities at June 30, 2006 and December 31, 2005.

      Our investment portfolio decreased $580,000, or 2.1%, to $26.9 million at June 30, 2006 from $27.5 million at December 31, 2005. The decrease was primarily due to $3.8 million in principal paydowns of mortgage-backed securities, partially being offset by $3.4 million in purchases of mortgage-backed securities in the second quarter of 2006.

      At June 30, 2006, the weighted average maturity of mortgage-backed securities available for sale is 311 months, based upon their final maturities. However, normal principal repayments and prepayments of mortgage-backed securities are received regularly, substantially reducing their weighted average maturities. The weighted average to next repricing adjustment for mortgage-backed securities is thirteen months on average.

      Loans. Our net loan portfolio increased $4.9 million, or 11.0%, from $44.5 million at December 31, 2005 to $49.4 million at June 30, 2006. Included in this increase is $1.9 million of purchased loans of which $959,000 related to the purchase of five-to-seven year adjustable rate mortgages, $471,000 related to a construction participation and $515,000 related to mobile home loans which are classified as consumer loans. One- to four-family residential loans increased $1.8 million to $25.4 million at June 30, 2006 from $23.6 million at December 31, 2005. Commercial and commercial real estate loans increased $1.2 million and $674,000, respectively, while construction and land development loans increased $867,000 to $1.3 million at June 30, 2006 from $480,000 at December 31, 2005.
Consumer loans increased $474,000 to $1.8 million at June 30, 2006 from $1.3 million at December 31, 2005. Our business plan anticipates that loan originations will primarily be concentrated in commercial real estate and commercial business loans. We also anticipate less mortgage loan originations during 2006 as interest rates on 15- and 30-year mortgages have risen approximately 85 basis points since December 31, 2005 and interest rates in the short term continue to increase as a result of Federal Reserve Board actions, thereby reducing borrower demand for these types of loans.

      Deposits. Our total deposits increased $4.8 million, or 9.0%, to $58.0 million at June 30, 2006 from $53.2 million at December 31, 2005. Interest-bearing deposits increased $3.8 million, to $51.8 million at June 30, 2006 from $48.0 million at December 31, 2005, while non-interest-bearing deposits increased $880,000 to $6.1 million at June 30, 2006 from $5.3 million at December 31, 2005. The increase in interest-bearing deposits is attributable to time certificates which increased $6.2 million, partially offset by decreases in money market, NOW and savings accounts of $1.8 million, $392,000 and $138,000, respectively. The increase in time certificates is the direct result of our marketing initiatives in this area as well as paying competitive rates on this product. The decrease in all other interest-bearing accounts is primarily the result of customers transferring money out of these accounts into more attractive shorter term certificates of deposits. The movement of customers into attractive rate time certificates is the direct result of the Federal Reserve Board actions, which have increased the federal funds rate from a historic low of 1.0% in the second quarter of 2004 to 5.25% at the end of the second quarter of 2006. The increase in deposits for the quarter was used to fund loan growth and pay off matured and putable Federal Home Loan Bank advances.

      Borrowings. Federal Home Loan Bank advances decreased $2.2 million to $15.3 million at June 30, 2006 from $17.5 million at December 31, 2005.

      Principal payments due on other borrowings after June 30, 2006 are $3.2 million in 2006, $1.7 million in 2007, $425,000 in 2008, $3.9 million in 2009,
$1.3 million in 2010 and $4.7 million in years thereafter. The Federal Home Loan Bank will require the repayment of $4.0 million of borrowings during 2006 if the three-month LIBOR exceeds specified rates; $3.0 million of which is at a weighted average interest rate of 3.04% maturing in 2009 if the three-month LIBOR exceeds 6.50%. Additionally, the Federal Home Loan Bank will require the repayment of $1.0 million of borrowings during 2006 if the three-month LIBOR exceeds 6.50% of which borrowings is at an interest rate of 3.99% maturing in 2014. As of June 30, 2006, the three month LIBOR was at 5.48%. In addition, the Federal Home Loan Bank has called a $500,000 borrowing in the third quarter of 2006 of which borrowing is at an interest rate of 3.90% maturing in 2013. Should the Federal Home Loan Bank require repayment of the putable and callable borrowings on the put and call dates, the interest cost to replace such borrowings would likely increase.

      Stockholders' Equity. Total stockholders' equity increased $4.7 million to $9.7 million at June 30, 2006 from $5.0 million at December 31, 2005. The increase in stockholders' equity of $4.7 million was attributable to our raising approximately $4.9 million of net proceeds in the stock offering completed at the end of the second quarter of 2006. As a result, our equity to assets ratio was 11.63% at June 30, 2006 compared to 6.54% at December 31, 2005.

Comparison of Results of Operations for the Three Months Ended June 30, 2006 and 2005.

      General. We recorded net income of $13,000 for the three months ended June 30, 2006 compared with a net loss of $34,000 for the three months ended June 30, 2005. The increase in earnings for the three months ended June 30, 2006 compared with the same period a year earlier is primarily attributable to an increase in net interest and dividend income of $75,000, an increase in noninterest income of $18,000, partially offset by an increase in noninterest expense of $5,000 and a decrease in the benefit for loan losses of $19,000. Net income for the second quarter was $9,000 ($14,000 on a pre-tax basis) lower than anticipated as a result of a change in the Federal Home Loan Bank ("FHLB") dividend schedule. The FHLB of Boston has indicated that it expects to pay a half year dividend in the third quarter rather than a quarterly dividend in each of the second and third quarters of 2006.

      Our profitability has been marginal during the last few years primarily due to our high fixed operating costs in relation to the amount of net interest income and noninterest income we generated and our comparatively low net interest margin (net interest income divided by average interest earning assets). Noninterest expense (consisting primarily of salaries and employee benefits) divided by net interest income plus noninterest income, commonly referred to as our efficiency ratio improved from 115.9% for the three months ended June 30, 2005 to 97.8% for the three months ended June 30, 2006. The existing operating platform we have in place relative to the size of our customer base and asset base has tended to negatively impact our profitability. Our net interest margin for the three months ended June 30, 2006 was 2.63% as compared to 2.30% for the three months ended June 30, 2005 and 2.72% for the three months ended March 31, 2006. The increase in net interest margin period to period is attributable to a change in the asset mix from 48.4% of interest-earning assets in loans for 2005 to 63.2% for 2006 as well as an increase in interest-earning average assets by $2.0 million during this period. In the event we are unable to generate continued commercial and residential volume for the remainder of 2006, or become reliant on investment securities, certificates of deposit or Federal Home Loan Bank borrowings, our net interest margin may be negatively impacted along with our net earnings potential.

      Net Interest and Dividend Income. Net interest and dividend income increased $75,000, or 17.5%, to $504,000 for the three months ended June 30, 2006 compared to $429,000 for the three months ended June 30, 2005, reflecting a $220,000, or 25.9%, increase in interest and dividend income, and a $145,000, or 34.5%, increase in interest expense. Our interest rate spread was 2.23% for the three months ended June 30, 2006 compared to 2.03% for the three months ended June 30, 2005 and 2.40% for the three months ended March 31, 2006. As mentioned above, the increase in interest rate spread is a combination of a change in the mix of assets to higher yielding loans, coupled with an increase in the rate on investment securities and other interest-earning assets as a result of seventeen rate increases since June 2004 by the Federal Reserve Board, partially offset by a change in the mix of liabilities to more interest rate sensitive products such as time certificates. In addition, the delay in the declaration of the FHLB dividend for the second quarter noted above resulted in a decrease in the interest rate spread and net interest margin of 7 and 8 basis points, respectively, for the quarter ended June 30, 2006.

      Interest and Dividend Income. Total interest and dividend income increased by $220,000, or 25.9%, to $1.1 million for the three months ended June 30, 2006 compared with $849,000 for the three months ended June 30, 2005. The increase of $220,000 relates to an increase in the yields on interest-earning assets from 4.56% for the three months ended June 30, 2005 to 5.59% for the three months ended June 30, 2006 coupled with an increase in average assets of $2.0 million, or 2.7%, to $76.7 million for the three months ended June 30, 2006 from $74.7 million for the same period in 2005. Interest income on loans increased $268,000, or 51.4%, to $789,000 for the quarter ended June 30, 2006 from $521,000 for the same period in 2005, primarily due to a $12.3 million increase in average loans from $36.2 million for the quarter ended June 30, 2005 to $48.5 million for the same period in 2006, and to a lesser extent an increase in loan yields from 5.78% for the quarter ended June 30, 2005 to 6.53% for the same period in 2006. The increase in average loans is attributable to a $7.8 million increase in one- to four-family residential and home equity loans, a $3.8 million increase in commercial, commercial real estate and short-term construction loans as well as a $1.0 million increase in consumer loans. The increase in average loan yields from 5.78% for the quarter ended June 30, 2005 to 6.53% for the same period in 2006 is primarily the result of Federal Reserve Board actions since the end of the second quarter of 2004, which have resulted in an increase in the prime rate of 425 basis points.

      Interest and dividend income on investment securities, Federal Home Loan Bank stock and interest-earning deposits with other financial institutions decreased $48,000 for the three months ended June 30, 2006 to $280,000 from $328,000 for the three months ended June 30, 2005. The decrease was primarily the result of a decrease in the average balance of the investment portfolio by $10.3 million to $28.2 million for the quarter ended June 30, 2006, from $38.5 million for the same period in 2005, the reduction of $14,000 in anticipated income due to the change in the FHLB dividend schedule as noted above, partially offset by an increase in the overall yield on total investments from 3.41% for the quarter ended June 30, 2005 to 3.99% for the same period in 2006. The decrease in the average balances in the investment portfolio is the direct result of the Company using the proceeds from the principal paydowns on mortgage-backed securities to fund loan growth.

      Interest Expense. Total interest expense increased by $145,000 to $565,000 for the three months ended June 30, 2006 from $420,000 for the three months ended June 30, 2005. The increase of $145,000 relates primarily to an increase in the average overall cost of interest-bearing liabilities to 3.36% for the quarter ended June 30, 2006 from 2.53% for the same period in 2005. Interest expense on deposits increased $150,000 to $416,000 for the quarter ended June 30, 2006 from $266,000 for the same period in 2005. The increase was primarily the result of an increase in the average balances of time certificates of $6.2 million to $34.9 million for the quarter ended June 30, 2006 from $28.7 million for the same period in 2005, coupled with an increase in the average costs of time certificates to 4.18% for the quarter ended June 30, 2006 from 3.11% for the same period in 2005. Average time certificates comprised 69.2% of interest-bearing deposits for the quarter ended June 30, 2006 compared with 62.2% for the same period in 2005. The increase in average balances of time certificates is the direct result of our advertising interest rate specials and offering competitive rates on time certificates. Average savings deposits decreased $1.9 million to $15.5 million for the quarter ended June 30, 2006 from $17.4 million for the same period in 2005, partially offset by an increase in costs on these deposits from 1.00% for the quarter ended June 30, 2005 to 1.35% for the same period in 2006. The decrease in savings deposits is primarily attributable to customers transferring these deposits to more attractive short-term time certificates.

      Allowance for Loan Losses. The benefit for loan losses was $1,000 for the three months ended June 30, 2006 compared with $20,000 for the three months ended June 30, 2005. The benefit of $1,000 related specifically to an overdraft program which was initiated in December 2005 for consumer and business checking customers. The benefit of $20,000 for 2005 was primarily the result of the payoff of nonperforming assets and special mention assets in the second and third quarter of 2005, partially offset by the downgrade of loans in the second quarter of 2005. Total nonperforming assets decreased $481,000 to $0 or 0.00% of total assets at June 30, 2006 compared to $481,000 ($353,000 of which was guaranteed by the United States Small Business Administration), or 0.62% of total assets at June 30, 2005. The allowance for loan losses as a percent of total loans was 0.63% for June 30, 2006 compared with 0.83% at June 30, 2005. The mix of the loan portfolio continues to be weighted in one- to four-family residential and home equity loans which accounted for 62.9% and 63.8% of total loans at June 30, 2006 and 2005, respectively. These loans generally have a lower credit risk allocation and the portfolio has reduced levels of criticized and classified loans. Our methodology for analyzing the allowance for loan losses consists of specific and general components. The specific components relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience for consumer and commercial loans and peer group loss experience for real estate loans, adjusted for qualitative and quantitative factors. Peer group loss experience, adjusted for qualitative and quantitative factors unique to the Bank, is used in arriving at our general components for residential real estate loans since our historical loss experience has been minimal. Based on the above discussion, we believe that our allowance for loan losses covers known identifiable loan losses as well as estimated losses inherent in the portfolio for which the losses are probable but not specifically identifiable.

      Total Noninterest Income. Noninterest income increased $18,000, or 36.7%, to $67,000 for the three months ended June 30, 2006 from $49,000 for the three months ended June 30, 2005. The increase for the three months ended June 30, 2006 compared to 2005 was primarily attributable to an increase in service charges on deposits of $17,000. The increase in service charges is primarily related to a new product which began in December 2005 known as "Overdraft Privilege Service" which provides our consumer and business customers with overdraft checking account protection.

      Total Noninterest Expenses. Noninterest expenses increased slightly by $5,000 to $559,000 for the three months ended June 30, 2006 compared to $554,000 for the three months ended June 30, 2005. The increase is attributable to $9,000 in expense related to stock option and recognition and retention plans for 2006, increased costs related to equipment depreciation and maintenance contracts on data processing equipment, partially offset a decrease in professional, marketing and supplies and printing expense, as well as an increase in deferrals of loan origination costs for 2006 compared with 2005.

Comparison of Results of Operations for the Six Months Ended June 30, 2006 and 2005.

      General. We recorded net income of $30,000 for the six months ended June 30, 2006 compared with a net loss of $75,000 for the six months ended June 30, 2005. The increase in earnings for the six months ended June 30, 2006 compared with the same period a year earlier is primarily attributable to an increase in net interest and dividend income of $176,000, a decrease in noninterest expense of $22,000, partially offset by a decrease in noninterest income of $13,000 and an increase in the provision for loan losses of $12,000 as compared to a benefit of $20,000 for the prior comparable period. Net income for the six months ended June 30, 2006 was $9,000 ($14,000 on a pre-tax basis) lower than anticipated as a result of a change in the Federal Home Loan Bank ("FHLB") dividend schedule. The FHLB of Boston has indicated that it expects to pay a half year dividend in the third quarter rather than a quarterly dividend in each of the second and third quarters of 2006.

      Net Interest and Dividend Income. Net interest and dividend income increased $176,000, or 21.2%, to $1.0 million for the six months ended June 30, 2006 compared to $831,000 for the six months ended June 30, 2005, reflecting a $460,000, or 28.5%, increase in interest and dividend income, and a $284,000, or 36.4%, increase in interest expense. Our interest rate spread was 2.32% for the six months ended June 30, 2006 compared to 2.06% for the six months ended June 30, 2005. The increase in interest rate spread is a combination of a change in the mix of assets to higher yielding loans, coupled with an increase in the rate on investment securities and other interest-earning assets as a result of seventeen rate increases since June 2004 by the Federal Reserve Board, partially offset by a change in the mix of liabilities to more interest rate sensitive products such as time certificates. In addition, the delay in the declaration of the FHLB dividend for the second quarter noted above resulted in a decrease in the interest rate spread and net interest margin of 3 basis points, respectively, for the six months ended June 30, 2006.

      Interest and Dividend Income. Total interest and dividend income increased by $460,000, or 28.5%, to $2.1 million for the six months ended June 30, 2006 compared with $1.6 million for the six months ended June 30, 2005. The increase of $460,000 relates to an increase in the yields on interest earning assets from 4.51% for the six months ended June 30, 2005 to 5.51% for the six months ended June 30, 2006 coupled with an increase in average assets of $3.7 million, or 5.1%, to $75.8 million for the six months ended June 30, 2006 from $72.1 million for the same period in 2005. Interest income on loans increased $480,000, or 46.8%, to $1.5 million for the six months ended June 30, 2006 from $1.0 million for the same period in 2005, primarily due to a $11.2 million increase in average loans from $36.1 million for the six months ended June 30, 2005 to $47.3 million for the same period in 2006, and to a lesser extent an increase in loan yields from 5.74% for the six months ended June 30, 2005 to 6.43% for the same period in 2006. The increase in average loans is attributable to a $7.6 million increase in one-to-four family residential and home equity loans, a $2.6 million increase in commercial, commercial real estate and short-term construction loans as well as a $1.0 million increase in consumer loans. The increase in average loan yields from 5.74% for the six months ended June 30, 2005 to 6.43% for the same period in 2006 is primarily the result of Federal Reserve Board actions since the end of the second quarter of 2004, which have resulted in an increase in the prime rate of 425 basis points.

      Interest Expense. Total interest expense increased by $284,000 to $1.1 million for the six months ended June 30, 2006 from $781,000 for the six months ended June 30, 2005. The increase of $284,000 relates primarily to an increase in the average overall cost of interest-bearing liabilities to 3.20% for the six months ended June 30, 2006 from 2.45% for the same period in 2005, and to a lesser extent, an increase of $3.0 million in average interest-bearing liabilities to $67.3 million for the six months ended June 30, 2006 from $64.3 million for the same period in 2005. Interest expense on deposits increased $247,000 to $741,000 for the six months ended June 30, 2006 from $494,000 for the same period in 2005. The increase was primarily the result of an increase in the average balances of time certificates of $5.7 million to $32.6 million for the six months ended June 30, 2006 from $26.9 million for the same period in 2005, coupled with an increase in the average costs of time certificates to 3.94% for the six months ended June 30, 2006 from 3.06% for the same period in 2005. Average time certificates comprised 66.8% of interest-bearing deposits for the six months ended June 30, 2006 compared with 60.3% for the same period in 2005. The increase in average balances of time certificates is the direct result of our advertising interest rate specials and offering competitive rates on time certificates. Average savings deposits decreased $1.6 million to $16.1 million for the six months ended June 30, 2006 from $17.7 million for the same period in 2005, partially offset by an increase in costs on these deposits from 0.98% for the six months ended June 30, 2005 to 1.31% for the same period in 2006. The decrease in savings deposits is primarily attributable to customers transferring these deposits to more attractive short-term time certificates.

      Interest expense on FHLB advances increased $38,000 to $325,000 for the six months ended June 30, 2006 from $287,000 for the six months ended June 30, 2005. The increase was primarily due to an increase in average borrowing costs to 3.54% for the six months ended June 30, 2006 from $287,000 for the six months ended June 30, 2005, partially offset by a decrease in the average balances of FHLB advances of $1.1 million to $18.5 million for the six months ended June 30, 2006 from $19.6 million for the same period in 2005.

      Allowance for Loan Losses. The Company recorded a provision for loan losses of $12,000 for the six months ended June 30, 2006 compared with a benefit for loan losses of $20,000 for the six months ended June 30, 2005. The provision for loan losses of $12,000 is entirely related to an overdraft program which was initiated in December 2005 for consumer and business checking customers. The benefit of $20,000 for 2005 was primarily the result of the payoff of nonperforming assets and special mention assets in the second and third quarter of 2005, partially offset by the downgrade of loans in the second quarter of 2005. The allowance for loan losses as a percent of total loans was 0.63% at June 30, 2006 and 0.83% at June 30, 2005, respectively. Based on the above discussion, we believe that our allowance for loan losses covers known identifiable loan losses as well as estimated losses inherent in the portfolio for which the losses are probable but not specifically identifiable.

      Total Noninterest Income. Noninterest income decreased $13,000 to $133,000 for the six months ended June 30, 2006 from $146,000 for the same period in 2005. The decrease for the period was attributable to a decrease in net gains on sales of available for sale securities of $14,000, net gains on sales of loans of $38,000, partially offset by an increase in service charges on deposits of $40,000. The decrease in net gains on sales of loans is due to the sale of $499,000 of United States Small Business Administration guaranteed loans during the six months ended June 30, 2005 compared with $0 for the same period in 2006. The increase in service charges is primarily related to a new product which began in December 2005 known as "Overdraft Privilege Service" which provides our consumer and business customers with overdraft checking account protection.

      Total Noninterest Expenses. Noninterest expenses decreased $22,000, or 2.0%, to $1.1 million for the six months ended June 30, 2006 and June 30, 2005, respectively. The decrease is attributable to a reduction in expenses related to professional, marketing and reduction in salaries and benefits, partially offset by increased costs related to equipment depreciation and maintenance contracts on data processing equipment. The reduction in salaries and benefits expense is primarily due to increased deferrals in loan origination costs for 2006 compared with 2005, partially offset by the recording of $18,000 in stock option and recognition and retention plan expense for 2006 compared with $0 for 2005.

Risk Elements

      Total nonperforming loans decreased from $350,000 or 0.79% of total loans at December 31, 2005, to $0 or 0.00% of total loans at June 30, 2006. The nonperforming loans shown below carry a guarantee by the Small Business Administration covering $262,000 at December 31, 2005.

      As shown in the following table, nonperforming assets as a percentage of total assets were 0.00% and 0.46%, as of June 30, 2006 and December 31, 2005, respectively.

                                                      June 30, 2006    December 31, 2005
                                                      -------------    -----------------
                                                               ($ in Thousands)

Loans 90 days or more past due and still accruing        $     0            $     0
                                                         =======            =======

Total nonperforming loans and nonperforming assets       $     0            $   350
                                                         =======            =======

Nonperforming loans as a percent of total loans            0.00%              0.79%

Nonperforming assets as a percent of total assets          0.00%              0.46%

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

      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products such as residential, commercial and consumer loans. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At June 30, 2006, the total approved loan commitments unfunded amounted to $7.9 million, which includes the unadvanced portion of loans of $6.8 million. Certificates of deposits and advances from the Federal Home Loan Bank of Boston scheduled to mature in one year or less at June 30, 2006, totaled $27.4 million and $4.4 million, respectively. Based on historical experience, we believe that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

      At June 30, 2006, we had total collateral available to support an additional $24.8 million in additional advances from the Federal Home Loan Bank of Boston, but the Bank's internal policy limits Federal Home Loan Bank advances to 40% of total assets which amounts to an additional $15.9 million in borrowing capacity at June 30, 2006.

Capital

      Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity totaled $9.7 million or 11.63% of total assets at June 30, 2006 compared to 6.54% of total assets at December 31, 2005.

      As of June 30, 2006, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6% and 5%, respectively. The Bank's regulatory capital ratios at June 30, 2006 were as follows: total risk-based capital - 20.69%, Tier I risk based - 19.96% and Tier I leverage (core capital) - 10.11%. There have been no conditions or events since that notification that management believes would cause a change in the Bank's categorization.

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

      *  Purchasing adjustable rate securities,

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. At June 30, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Our registration statement on Form SB-2 (333-132548) was declared effective by the Securities and Exchange Commission on May 12, 2006. We registered 1,487,813 shares for an aggregate offering price of $11,902,504. Ryan Beck & Co., Inc. was the underwriter on the stock offering. We completed our stock offering at the end of the second quarter of 2006. We sold 707,681 shares of common stock, par value of $0.01 per share at a price of $8.00 per share and had total proceeds of $5,661,448. Our total expenses paid and accrued to date are approximately $809,000. The net proceeds of approximately $4.9 million have been invested in short-term instruments such as federal funds sold and adjustable rate mortgage-backed securities. We anticipate to deploy this capital into loans during the next three years.

Item 3. Defaults Upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      On June 20, 2006, the Company held its Annual Meeting of Stockholders. The matters which were submitted to a vote of the security holders and the results of the voting at such meeting were as follows:

                                                                    Results of Stockholder Vote
                                                           ---------------------------------------------
                                                                                             Abstentions
                                                                                             and Broker
Matter Submitted                                             For      Against    Withheld     Non-Votes
----------------                                             ---      -------    --------    -----------

1) Election of the following directors for three years
   or until their successors are elected and qualified:
     A) Samuel J. Hackler                                  879,274       N/A       4,000           N/A
     B) Edward J. Shea                                     881,184       N/A       2,090           N/A

1) Election of the following directors for two years
   or until their successors are elected and qualified:
     A) Nancy L. Carlson                                   881,184       N/A       2,090           N/A

2) Approval of the Plan of Conversion and
   Reorganization to convert Monadnock Mutual
   Holding Company to a Capital Stock State-
   Chartered Holding Company                               782,172     9,670       1,300        90,132

3) Ratification of Shatswell, MacLeod & Company, P.C.
   as the Company's auditors for the fiscal year ended
   December 31, 2006                                       878,124     5,150         N/A           N/A

      Directors Samuel J. Hackler, Edward J. Shea and Nancy L. Carlson continued in office in their current terms.

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


                                       Monadnock Bancorp, Inc.


Date: August 10, 2006                  /s/ William M. Pierce, Jr.
                                       --------------------------
                                       William M. Pierce, Jr.
                                       President and Chief Executive Officer


Date: August 10, 2006                  /s/ Karl F. Betz
                                       ----------------
                                       Karl F. Betz
                                       Senior Vice President and Chief
                                       Financial Officer