Form 10QSB
period 2006-09-30
MONADNOCK BANCORP INC
filed 2006-11-13
CIK 1283899

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the Quarterly Period Ended September 30, 2006

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ________________ to ________________

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

      As of November 1, 2006, there were 1,293,608 shares issued and outstanding of the issuer's common stock.

      Transitional Small Business Disclosure Format (check one) Yes ( ) No (X)

                                      INDEX

                     Monadnock Bancorp, Inc. and Subsidiary


Part I.  Financial Information                                              Page
         ---------------------                                              ----

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 2006
         (unaudited) and December 31, 2005                                    3

         Condensed Consolidated Statements of Income for the Three and
         Nine Months Ended September 30, 2006 and 2005 (unaudited)            4

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2006 and 2005 (unaudited)                 5

         Notes to Unaudited Condensed Consolidated Financial Statements       7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           11

Item 3.  Controls and Procedures                                             20

Part II. Other Information
         -----------------

Item 1.  Legal Proceedings                                                   20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         20

Item 3.  Defaults upon Senior Securities                                     20

Item 4.  Submission of Matters to a Vote of Security Holders                 20

Item 5.  Other Information                                                   20

Item 6.  Exhibits                                                            20

SIGNATURES                                                                   21

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                          Item 1 - Financial Statements
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                                               September 30,      December 31,
ASSETS                                                                              2006              2005
------                                                                         -------------      ------------
                                                                                (Unaudited)
Cash and due from banks                                                         $ 1,253,893        $   668,055
Interest-bearing demand deposits with other banks                                     1,248              1,971
Federal funds sold                                                                  240,000            185,000
                                                                                -----------        -----------
      Total cash and cash equivalents                                             1,495,141            855,026
Interest-bearing time deposit in other bank                                         100,000            100,000
Investments in available-for-sale securities (at fair value)                     30,192,934         27,520,401
Federal Home Loan Bank stock, at cost                                               970,000          1,220,400
Loans, net of allowance for loan losses of $312,555 as of
 September 30, 2006 and $311,250 as of December 31, 2005                         52,829,849         44,481,338
Premises and equipment                                                              798,507            810,954
Goodwill                                                                            132,293            132,293
Core deposit intangible                                                              86,958            104,208
Accrued interest receivable                                                         358,401            319,038
Other assets                                                                        299,858            257,310
                                                                                -----------        -----------
      Total assets                                                              $87,263,941        $75,800,968
                                                                                ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                                           $ 5,320,897        $ 5,268,981
  Interest-bearing                                                               55,225,938         47,968,935
                                                                                -----------        -----------
      Total deposits                                                             60,546,835         53,237,916
Federal Home Loan Bank advances                                                  16,882,167         17,481,950
Other liabilities                                                                   212,422            127,264
                                                                                -----------        -----------
      Total liabilities                                                          77,641,424         70,847,130
                                                                                -----------        -----------
Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized 2,000,000 shares; issued and outstanding none
  Common stock, par value $.01 per share; authorized 10,000,000 shares at September 30, 2006 of Monadnock Bancorp, Inc. stock and 18,000,000 shares at December 31, 2005 of Monadnock Community
   Bancorp, Inc. stock; 1,293,608 and 944,631 shares issued and
   outstanding at September 30, 2006 and December 31, 2005, respectively             12,936              9,446
  Paid-in capital                                                                 7,717,351          2,814,032
  Retained earnings                                                               2,619,114          2,553,142
  Unearned compensation - ESOP                                                     (446,101)          (114,570)
  Unearned compensation - Recognition and Retention Plan                           (154,560)          (154,560)
  Accumulated other comprehensive loss                                             (126,223)          (153,652)
                                                                                -----------        -----------
      Total stockholders' equity                                                  9,622,517          4,953,838
                                                                                -----------        -----------
      Total liabilities and stockholders' equity                                $87,263,941        $75,800,968
                                                                                ===========        ===========

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                       3

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                          Item 1 - Financial Statements
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (UNAUDITED)

                                                                Three Months Ended              Nine Months Ended
                                                                   September 30,                  September 30,
                                                             ------------------------      --------------------------
                                                                2006           2005           2006            2005
                                                             ----------      --------      -----------     ----------
Interest and dividend income:
  Interest and fees on loans                                 $  860,173      $589,650      $2,366,531      $1,615,800
  Interest on investments-taxable                               311,256       306,514         833,209         857,431
  Other interest income                                          47,697        23,970          92,036          59,097
                                                             ----------      --------      ----------      ----------
      Total interest and dividend income                      1,219,126       920,134       3,291,776       2,532,328
                                                             ----------      --------      ----------      ----------
Interest expense:
  Interest on deposits                                          495,817       301,425       1,236,627         795,820
  Interest on Federal Home Loan Bank advances                   151,775       152,555         476,670         439,560
                                                             ----------      --------      ----------      ----------
      Total interest expense                                    647,592       453,980       1,713,297       1,235,380
                                                             ----------      --------      ----------      ----------
      Net interest and dividend income                          571,534       466,154       1,578,479       1,296,948
Provision (benefit) for loan losses                                 254                        12,536         (20,000)
                                                             ----------      --------      ----------      ----------
      Net interest and dividend income
       after provision (benefit) for loan losses                571,280       466,154       1,565,943       1,316,948
                                                             ----------      --------      ----------      ----------
Noninterest income:
  Service charges on deposits                                    47,697        27,502         150,978          91,081
  Net gain on sales of available-for-sale securities                                                           13,627
  Net gain on sales of loans                                                                                   37,740
  Loan commissions                                                              1,535                           5,177
  Other income                                                   16,610        15,139          46,882          42,712
                                                             ----------      --------      ----------      ----------
      Total noninterest income                                   64,307        44,176         197,860         190,337
                                                             ----------      --------      ----------      ----------
Noninterest expense:
  Salaries and employee benefits                                313,503       247,493         858,761         808,226
  Occupancy expense                                              37,950        37,941         114,414         116,726
  Equipment expense                                              22,216        16,530          66,448          49,185
  Data processing                                                51,064        43,880         149,838         131,315
  Blanket bond insurance                                          4,727         5,510          15,226          16,531
  Professional fees                                              40,683        20,775         104,826         116,650
  Supplies and printing                                           9,802        12,776          29,267          31,383
  Telephone expense                                              13,244        12,423          39,060          35,971
  Marketing expense                                               9,353        15,162          41,489          60,356
  Postage expense                                                 9,237         8,241          28,822          29,767
  Other expense                                                  72,493        72,414         229,024         211,920
                                                             ----------      --------      ----------      ----------
      Total noninterest expense                                 584,272       493,145       1,677,175       1,608,030
                                                             ----------      --------      ----------      ----------
  Income (loss) before income tax expense (benefit)              51,315        17,185          86,628        (100,745)
Income tax expense (benefit)                                     14,978         2,661          20,655         (40,251)
                                                             ----------      --------      ----------      ----------
      Net income (loss)                                      $   36,337      $ 14,524      $   65,973      $  (60,494)
                                                             ==========      ========      ===========     ==========

Shares used in computing net income (loss) per share:
  Basic                                                       1,234,390       922,718       1,036,560         922,718
  Diluted                                                     1,240,743       922,718       1,043,397         922,718
Net income (loss) per share - basic                          $     0.03      $   0.02      $     0.06      $    (0.07)
Net income (loss) per share - diluted                        $     0.03      $   0.02      $     0.06      $    (0.07)

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

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                    ------------------------------
                                                                                        2006              2005
                                                                                    ------------      ------------
Cash flows from operating activities:
Net income (loss)                                                                   $     65,973      $    (60,494)
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
  Net gains on sales of available-for-sale securities                                                      (13,627)
  Net amortization of securities                                                          56,165            80,784
  Change in deferred loan origination costs, net                                         (61,561)          (28,155)
  Provision (benefit) for loan losses                                                     12,536           (20,000)
  Net gains on sales of loans                                                                              (37,740)
  Depreciation and amortization                                                           80,147            61,111
  Writedown on other real estate owned                                                                         894
  Increase in accrued interest receivable                                                (39,363)          (75,853)
  Amortization of core deposit intangible                                                 17,250            19,500
  Increase in other assets                                                               (13,620)          (17,661)
  Decrease (increase) in loan servicing rights and interest-only strips, net               5,173            (3,537)
  (Increase) decrease in prepaid expenses                                                (72,010)           11,827
  Deferred tax benefit                                                                    (1,787)
  Decrease (increase) in taxes receivable                                                 23,027           (40,251)
  Increase in accrued ESOP and Recognition and Retention Plan                             25,106            13,119
  Increase in accrued expenses                                                            55,349            42,917
  Increase in accrued interest payable                                                     6,637             6,879
  (Decrease) increase in other liabilities                                                (3,255)            1,648
                                                                                    ------=-----      ------------

Net cash provided by (used in) operating activities                                      155,767           (58,639)
                                                                                    ------------      ------------

Cash flows from investing activities:
  Purchases of available-for-sale securities                                          (8,670,488)      (14,874,703)
  Proceeds from sales of available-for-sale securities                                                   3,212,446
  Principal payments received on available-for-sale securities                         5,987,209         9,249,560
  Redemption of Federal Home Loan Bank stock                                             250,400
  Loan originations and principal collections, net                                    (5,221,785)       (4,500,488)
  Loans purchased                                                                     (3,079,519)         (137,235)
  Recoveries of previously charged off loans                                               1,818             4,811
  Proceeds from sales of loans                                                                             536,264
  Payments received relating to other real estate owned                                                      2,606
  Capital expenditures - premises and equipment                                          (67,700)         (135,714)
                                                                                    ------------      ------------

Net cash used in investing activities                                                (10,800,065)       (6,642,453)
                                                                                    ------------      ------------

Cash flows from financing activities:
  Net (decrease) increase in demand deposits, savings and NOW deposits                (2,388,412)          172,669
  Net increase in time deposits                                                        9,697,331         7,598,754
  Net change on short-term advances from Federal Home Loan Bank                                         (2,500,000)
  Long-term advances from Federal Home Loan Bank                                       4,095,556         5,824,443
  Payments on long-term advances from Federal Home Loan Bank                          (4,695,339)       (4,416,321)
  Liquidation of Monadnock Mutual Holding Company                                         50,000
  Purchase of 42,460 shares for ESOP                                                    (331,531)
  Recognition of stock option expense                                                     16,113
  Net proceeds from issuance of common stock (total proceeds of
   $5,661,448, less offering costs of $820,753)                                        4,840,695
                                                                                    ------------      ------------

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                  Nine Months Ended September 30, 2006 and 2005
                  ---------------------------------------------
                                   (UNAUDITED)
                                   (continued)

                                                                                        2006              2005
                                                                                    ------------      ------------
Net cash provided by financing activities                                             11,284,413         6,679,545
                                                                                    ------------      ------------

Net increase (decrease) in cash and cash equivalents                                     640,115           (21,547)
Cash and cash equivalents at beginning of period                                         855,026         1,777,798
                                                                                    ------------      ------------
Cash and cash equivalents at end of period                                          $  1,495,141      $  1,756,251
                                                                                    ============      ============

Supplemental disclosures:
  Interest paid                                                                     $  1,706,660      $  1,228,501
  Income taxes paid                                                                        2,456               456

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                         6

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                         Item 1. - Financial Statements
         Condensed Notes to Unaudited Consolidated Financial Statements
         --------------------------------------------------------------
                               September 30, 2006

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

      The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2006. Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

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

      At September 30, 2006, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

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

      On June 28, 2006, the Plan of Conversion and Reorganization was ratified by the Company and was completed. The Company sold 707,681 shares, or the maximum of the offering range, to the public raising $4.8 million in net proceeds. As part of the conversion, existing public stockholders of Monadnock Community Bancorp, Inc. received 1.3699 shares of Company common stock in exchange for each of their existing shares of Monadnock Community Bancorp, Inc. common stock. At September 30, 2006, the employee stock ownership plan had completed its purchase of 42,460 shares of common stock for $331,531, or $7.81 per share. All employee stock ownership plan shares, comprising 6% of the total shares sold in the offering, were purchased in the open market.

Note 3. Earnings Per Share

      Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Weighted average options to purchase 2,263 shares of common stock were outstanding during the third quarter of 2006, but were not included in the computation of weighted average common shares outstanding for purposes of computing diluted earnings per share, because the effect would have been antidilutive.

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

      The amortized cost and estimated market value of securities at September 30, 2006 (unaudited) and December 31, 2005 were as follows:

                                                               Amortized        Estimated
                                                              Cost Basis      Market Value
                                                              ----------      ------------
September 30, 2006:
  U. S. Government agency obligations                        $ 3,000,000       $ 2,965,001
  Mortgage-backed securities:
    FNMA                                                       4,247,398         4,268,267
    FHLMC                                                      4,027,301         3,964,917
    GNMA                                                      19,127,249        18,994,749
                                                             -----------       -----------
      Total mortgage-backed securities                        27,401,948        27,227,933
                                                             -----------       -----------
      Total investments in available-for-sale securities     $30,401,948       $30,192,934
                                                             ===========       ===========

December 31, 2005:
  U. S. Government agency obligations                        $ 3,000,000       $ 2,961,600
  Mortgage-backed securities:
    FHLMC                                                      4,660,348         4,600,460
    GNMA                                                      20,114,486        19,958,341
                                                             -----------       -----------
      Total mortgage-backed securities                        24,774,834        24,558,801
                                                             -----------       -----------
      Total investments in available-for-sale securities     $27,774,834       $27,520,401
                                                             ===========       ===========

Note 5. Loans

      Loans consisted of the following at:

                                             September 30,      December 31,
                                                 2006               2005
                                             -------------      ------------
                                              (unaudited)

One- to four-family residential               $26,898,997        $23,597,196
Home equity                                     6,117,743          5,794,179
Commercial real estate                          9,160,873          8,429,921
Multifamily                                       584,272            597,323
Construction and land development loans         1,602,397            479,786
Commercial loans                                6,658,342          4,339,644
Consumer loans                                  1,850,771          1,347,091
                                              -----------        -----------
                                               52,873,395         44,585,140
Allowance for loan losses                        (312,555)          (311,250)
Deferred costs, net                               269,009            207,448
                                              -----------        -----------
      Net loans                               $52,829,849        $44,481,338
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

      Changes in the allowance for loan losses were as follows:

                                                   Nine months ended
                                                     September 30,
                                                -----------------------
                                                  2006           2005
                                                --------       --------
                                                      (unaudited)

Balance at beginning of period                  $311,250       $324,502
Provision (benefit) for loan losses               12,536        (20,000)
Recoveries of loans previously charged off         1,818          4,811
Charge offs                                      (13,049)        (2,062)
                                                --------       --------
Balance at end of period                        $312,555       $307,251
                                                ========       ========

      Information with respect to impaired loans consisted of the following at:

                                                   September 30,    December 31,
                                                        2006            2005
                                                   -------------    ------------
                                                    (unaudited)

Recorded investment in impaired loans                 $     0         $350,022
                                                      =======         ========
Impaired loans with allowances for credit losses      $     0         $350,022
                                                      =======         ========

Allowance for credit losses on impaired loans         $     0         $ 13,126
                                                      =======         ========

      The Company's policy for interest income recognition on an impaired loan is to recognize income on a cash basis when the loan is both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $102,000 and $378,000 for the nine months ended September 30, 2006 and 2005, respectively. During the three and nine months ended September 30, 2006 and 2005, the Company recognized no income on impaired loans.

Note 6. Deposits

      Interest-bearing deposits consisted of the following at:

                                       September 30,      December 31,
                                            2006              2005
                                       -------------      ------------
                                        (unaudited)

NOW accounts                            $ 3,210,273        $ 3,193,844
Savings accounts                          2,446,962          2,779,991
Money market deposit accounts             9,011,024         11,134,752
Time certificates                        40,557,679         30,860,348
                                        -----------        -----------
                                        $55,225,938        $47,968,935
                                        ===========        ===========

Note 7. Impact of Recent Accounting Pronouncements

      In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity's first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

      In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and other Postretirement Plans - an amendment of FASB Statements No 87, 88, 106 and 132(R)" (SFAS 158). SFAS 158 requires 1) the recognition of an asset or liability for the over-funded or under-funded status of a defined benefit plan, 2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income, 3) measurement of plan assets and benefit obligations as of the employer's balance sheet date, rather than at interim measurement dates as currently allowed, and 4) disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. This statement is effective for financial statements with fiscal years ending after December 15, 2006. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position or result of operations.

                     Monadnock Bancorp, Inc. and Subsidiary
                         Part I - Financial Information
       Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations September 30, 2006

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

Management Strategy

      Our strategy is to operate as an independent financial institution dedicated to serving the needs of customers in our market area, which consists of western Hillsborough, eastern Cheshire counties in New Hampshire and northern Worcester county in Massachusetts. We intend to continue to increase our loan portfolio and to attract retail deposits, with the goal of expanding our deposit base. This growth is anticipated to include the establishment of a new office, either by acquisition or by exploring opportunities in our market area although we currently have no arrangements or understandings regarding any specific transaction. In the fourth quarter of 2004, we completed the acquisition of our Winchendon, Massachusetts branch from another financial institution. At the time of the acquisition, the branch had $5.4 million in deposits. By September 30, 2006, we were successful in growing the branch to $10.6 million in deposits.

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

      Increasing Loan Production. Our strategy of increasing net income includes increasing our loan production. Our business plan anticipates that we will emphasize originating commercial real estate and commercial business loans. Such loans provide higher returns than loans secured by one- to four-family real estate. Commercial real estate and commercial business loans, however, involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on these loans are often dependent on the successful operation or management of the properties or business, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. Our net loan portfolio increased from $30.7 million at December 31, 2003 to $52.8 million at September 30, 2006, or a 72.0% increase. We plan to continue to grow our loan portfolio with the net proceeds raised in the stock offering which was completed on June 28, 2006.

      Expanding Market Presence Through New Offices. Total assets have grown $43.6 million, or 99.8%, from $43.7 million at December 31, 2003 to $87.3 million at September 30, 2006, as a result of our efforts to expand and market our product lines and using our increased capital base from our 2004 stock offering and our recently completed stock offering to appeal to a wide base of prospective customers. The efforts to increase our market presence have included the Winchendon branch acquisition and evaluating a potential new office in the future. We currently do not have any plans to establish a new office in 2006 but our business plan contemplates opening a new office in 2007.

      Building Core Deposits. We offer checking accounts, NOW accounts and savings accounts, which generally are lower cost sources of funds than certificates of deposits and are less sensitive to withdrawal when interest rates fluctuate. In order to build our core deposit base, we intend to continue to offer a broad range of deposit products and to increase our core deposits through branch acquisitions, and the establishment of a new office although we currently have no arrangements or understandings regarding any specific transaction. Our deposits increased $26.1 million, or 75.9%, to $60.5 million at September 30, 2006 from $34.4 million at December 31, 2003.

      Improving Non-Interest Income. Non-interest income consists primarily of fees, service charges and gains from securities sales. We plan to target programs to increase non-interest income such as the overdraft checking program we instituted in December 2005. Our non-interest income from sources other than securities and loan sales increased to $198,000 during the first three quarters of 2006 from $139,000 for the same period in 2005.

      Maintaining Our Strong Asset Quality. Our high asset quality is reflected in our ratio of non-performing assets to total assets, which was 0.00% and 0.46% at September 30, 2006 and December 31, 2005, respectively. We have introduced new loan products only when we were confident that our staff had the necessary expertise and sound underwriting and collection procedures were in place. In addition to these lending practices, we invest in high grade securities.

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

Changes in Financial Condition from December 31, 2005 to September 30, 2006

      General. Our total assets increased by $11.5 million, or 15.2%, to $87.3 million at September 30, 2006 compared to $75.8 million at December 31, 2005. The increase primarily reflected growth in our net loan portfolio of $8.3 million to $52.8 million at September 30, 2006 from $44.5 million at December 31, 2005 and to a lesser extent an increase in our investment portfolio of $2.7 million and an increase in cash and cash equivalents of $640,000. The increase in assets for the nine months ended September 30, 2006 was funded by an increase in deposits of $7.3 million and an increase in stockholders' equity of $4.6 million, partially offset by a decrease in Federal Home Loan Bank advances of $600,000.

      Cash and cash equivalents. Cash and cash equivalents increased $640,000 to $1.5 million at September 30, 2006 from $855,000 at December 31, 2005. Cash and due from banks increased $586,000 to $1.3 million at September 30, 2006 from $668,000 at December 31, 2005 while interest-bearing demand deposits in other financial institutions, including Federal funds sold, increased $54,000 to $241,000 at September 30, 2006 from $187,000 at December 31, 2005. The level of interest-bearing deposits, which are short-term overnight investments, fluctuates as investments are made in other earning assets such as loans and investments, and as balances of interest-bearing liabilities such as deposits and Federal Home Loan Bank advances fluctuate. Interest-bearing deposits are also used to fund cash and due from bank requirements. The increase in cash and due from banks was due to an increase in the amount of items processed through the Company's depository bank accounts that settled subsequent to the end of the reporting period.

      Investments. The Company classifies its investments in debt securities as securities held-to-maturity, securities available-for-sale or trading securities. Securities held-to-maturity are carried at amortized cost, securities available-for-sale are carried at market value with unrealized gains and losses shown in accumulated other comprehensive income (loss) as a separate component of stockholders' equity, net of related tax effects, and trading securities are carried at market value with unrealized gains and losses reflected in earnings. The Company had no securities classified as held-to-maturity or trading securities at September 30, 2006 and December 31, 2005.

      Our investment portfolio increased $2.7 million, or 9.8%, to $30.2 million at September 30, 2006 from $27.5 million at December 31, 2005. The increase was primarily due to the purchase of $8.7 million in mortgage-backed securities during the second and third quarters of 2006, partially being offset by $6.0 million in principal paydowns of mortgage-backed securities.

      At September 30, 2006, the weighted average maturity of mortgage-backed securities available for sale was 313 months, based upon their final maturities. However, normal principal repayments and prepayments of mortgage-backed securities are received regularly, substantially reducing their weighted average maturities. The weighted average to next repricing adjustment for mortgage-backed securities was fourteen months on average at September 30, 2006.

      Loans. Our net loan portfolio increased $8.3 million, or 18.7%, to $52.8 million at September 30, 2006 from $44.5 million at December 31, 2005. Included in this increase was $3.1 million of purchased loans of which $2.1 million related to the purchase of three-to-seven year adjustable rate mortgages, $500,000 related to a short-term construction participation and $475,000 related to mobile home loans which are classified as consumer loans. One- to four-family residential loans increased $3.3 million to $26.9 million at September 30, 2006 from $23.6 million at December 31, 2005. Commercial and commercial real estate loans increased $2.3 million and $731,000, respectively, for the nine months ended September 30, 2006 while construction and land development loans increased $1.1 million to $1.6 million at September 30, 2006 from $480,000 at December 31, 2005. Consumer loans increased $504,000 to approximately $1.9 million at September 30, 2006 from $1.3 million at December 31, 2005. Our business plan anticipates that loan originations will primarily be concentrated in commercial real estate and commercial business loans. We also anticipate less mortgage loan originations during the final quarter of 2006 due to the slowing housing market.

      Deposits. Our total deposits increased $7.3 million, or 13.7%, to $60.5 million at September 30, 2006 from $53.2 million at December 31, 2005. Interest-bearing deposits increased $7.2 million, to $55.2 million at September 30, 2006 from $48.0 million at December 31, 2005, while non-interest-bearing deposits remained stable at $5.3 million for September 30, 2006 and December 31, 2005. The increase in interest-bearing deposits was attributable to time certificates which increased $9.7 million, partially offset by decreases in money market and savings accounts of $2.1 million and $333,000, respectively. The increase in time certificates was the direct result of our marketing initiatives in this area as well as paying competitive rates on this product. The decrease in money market and savings accounts was primarily the result of customers transferring money out of these accounts into more attractive shorter term certificates of deposit. The movement of customers into attractive rate time certificates was the direct result of Federal Reserve Board actions, which has increased the federal funds rate from a historic low of 1.0% in the second quarter of 2004 to 5.25% by the end of the second quarter of 2006. The increase in deposits was used to fund loan growth.

      Borrowings. Federal Home Loan Bank advances decreased $600,000 to $16.9 million at September 30, 2006 from $17.5 million at December 31, 2005.

      Principal payments due on other borrowings after September 30, 2006 are $2.8 million in 2006, $1.7 million in 2007, $425,000 in 2008, $3.9 million in
2009, $1.3 million in 2010 and $6.7 million in years thereafter. The Federal Home Loan Bank will require the repayment of $4.0 million of borrowings during 2006 if the three-month LIBOR exceeds specified rates; $3.0 million of which is at a weighted average interest rate of 3.04%, maturing in 2009 if the three-month LIBOR exceeds 6.50%. Additionally, the Federal Home Loan Bank will require the repayment of $1.0 million of borrowings during 2006 if the three-month LIBOR exceeds 6.50% of which borrowings is at an interest rate of 3.99%, maturing in 2014. As of September 30, 2006, the three month LIBOR was at 5.37%. Should the Federal Home Loan Bank require repayment of the putable borrowings on the put dates, the interest cost to replace such borrowings would likely increase.

      Stockholders' Equity. Total stockholders' equity increased $4.6 million to $9.6 million at September 30, 2006 from approximately $5.0 million at December 31, 2005. The increase in stockholders' equity of $4.6 million was attributable to our raising $4.8 million of net proceeds in the stock offering completed at the end of the second quarter of 2006. As a result, our equity to assets ratio was 11.03% at September 30, 2006 compared to 6.54% at December 31, 2005.

Comparison of Results of Operations for the Three Months Ended September 30, 2006 and 2005.

      General. We recorded net income of $36,000 for the three months ended September 30, 2006 compared with net income of $15,000 for the three months ended September 30, 2005. The increase in earnings for the three months ended September 30, 2006 compared with the same period a year earlier was primarily attributable to an increase in net interest and dividend income of $105,000, an increase in noninterest income of $20,000, partially offset by an increase in noninterest expense of $91,000. Net income for the third quarter was $9,000 ($14,000 on a pre-tax basis) higher than anticipated as a result of a change in the Federal Home Loan Bank ("FHLB") dividend schedule. The FHLB declared and paid a half year dividend in the third quarter rather than a quarterly dividend in each of the second and third quarters of 2006.

      Our profitability has been marginal during the last few years primarily due to our high fixed operating costs in relation to the amount of net interest income and noninterest income we generated and our comparatively low net interest margin (net interest income divided by average interest earning assets). Noninterest expense (consisting primarily of salaries and employee benefits) divided by net interest income plus noninterest income, commonly referred to as our efficiency ratio improved to 91.9% for the three months ended September 30, 2006 from 96.6% for the three months ended September 30, 2005. The existing operating platform we have in place relative to the size of our customer base and asset base has tended to negatively impact our profitability. Our net interest margin for the three months ended September 30, 2006 was 2.75% as compared to 2.43% for the three months ended September 30, 2005. The increase in net interest margin period to period was attributable to a change in the asset mix to 62.7% of average interest-earning assets in loans for the three months ended September 30, 2006 from 50.8% for the same period in 2005 as well as an increase in average interest-earning assets by $6.2 million during this period. In the event we are unable to generate continued commercial and residential loan volume for the remainder of 2006, or become reliant on investment securities, certificates of deposit or Federal Home Loan Bank borrowings, our net interest margin may be negatively impacted along with our net earnings potential.

      Net Interest and Dividend Income. Net interest and dividend income increased $105,000, or 22.5%, to $571,000 for the three months ended September 30, 2006 compared to $466,000 for the three months ended September 30, 2005, reflecting a $299,000, or 32.5%, increase in interest and dividend income, and a $194,000, or 42.7%, increase in interest expense. Our interest rate spread was 2.15% for the three months ended September 30, 2006 compared to 2.14% for the three months ended September 30, 2005. The declaration by the FHLB of a half year dividend in the third quarter of 2006 resulted in an increase in the interest rate spread and net interest margin of 7 basis points, respectively, for the quarter ended September 30, 2006.

      Interest and Dividend Income. Total interest and dividend income increased by $299,000, or 32.5%, to $1.2 million for the three months ended September 30, 2006 compared with $920,000 for the three months ended September 30, 2005. The increase of $299,000 related to an increase in yields on interest-earning assets to 5.87% for the three months ended September 30, 2006 from 4.79% for the three months ended September 30, 2005 coupled with an increase in average interest-earning assets of $6.2 million, or 8.1%, to $82.4 million for the three months ended September 30, 2006 from $76.2 million for the same period in 2005. Interest income on loans increased $270,000, or 45.8%, to $860,000 for the quarter ended September 30, 2006 from $590,000 for the same period in 2005, primarily due to a $13.0 million increase in average loans to $51.7 million for the quarter ended September 30, 2006 from $38.7 million for the same period in 2005, and to a lesser extent an increase in loan yields to 6.60% for the quarter ended September 30, 2006 from 6.05% for the same period in

2005. The increase in average loans was attributable to a $6.9 million increase in one- to four-family residential and home equity loans, a $5.2 million increase in commercial, short-term construction and commercial real estate loans as well as a $985,000 increase in consumer loans. The increase in average loan yields to 6.60% for the quarter ended September 30, 2006 from 6.05% for the same period in 2005 was due to a greater concentration of new loans in commercial, commercial real estate and construction lending as well as an increase in the prime rate of 200 basis points since June 2005.

      Interest and dividend income on investment securities, Federal Home Loan Bank stock and interest-bearing deposits with other financial institutions increased $29,000 for the three months ended September 30, 2006 to $359,000 from $330,000 for the three months ended September 30, 2005. The increase was primarily the result of an increase in the overall yield on total investments to 4.64% for the quarter ended September 30, 2006 from 3.50% for the same period in 2005, partially offset by a decrease in the average balance of the investment portfolio by $6.8 million to $30.7 million for the quarter ended September 30, 2006, from $37.5 million for the same period in 2005. The increase in yield was due to the repricing of Ginnie Mae adjustable-rate mortgage-backed securities by 1% on their reset dates, the purchase of higher yielding securities as well as the receipt of $14,000 in additional FHLB dividend due to the change in the FHLB dividend schedule as noted above. The decrease in the average balances in the investment portfolio was the direct result of the Company using the proceeds from the principal paydowns on mortgage-backed securities to fund loan growth.

      Interest Expense. Total interest expense increased by $194,000 to $648,000 for the three months ended September 30, 2006 from $454,000 for the three months ended September 30, 2005. The increase of $194,000 related primarily to an increase in the average overall cost of interest-bearing liabilities to 3.72% for the quarter ended September 30, 2006 from 2.65% for the same period in 2005. Interest expense on deposits increased $195,000 to $496,000 for the quarter ended September 30, 2006 from $301,000 for the same period in 2005. The increase was primarily due to an increase in the average balances of time certificates of $7.4 million to $38.6 million for the quarter ended September 30, 2006 from $31.2 million for the same period in 2005, coupled with an increase in the average costs of time certificates to 4.56% for the quarter ended September 30, 2006 from 3.21% for the same period in 2005. Average time certificates comprised 72.7% of interest-bearing deposits for the quarter ended September 30, 2006 compared with 64.1% for the same period in 2005. The increase in the average balances of time certificates was the direct result of our advertising interest rate specials and offering competitive rates on time certificates. Average savings deposits decreased $3.0 million to $14.5 million for the quarter ended September 30, 2006 from $17.5 million for the same period in 2005, partially offset by an increase in costs on these deposits to 1.45% for the quarter ended September 30, 2006 from 1.10% for the same period in 2005. The decrease in savings deposits was primarily attributable to customers transferring these deposits to more attractive short-term time certificates.

      Allowance for Loan Losses. There was a $254 provision for loan losses for the three months ended September 30, 2006 compared to no provision during the same period of 2005. The provision for loan losses of $254 is entirely related to an overdraft program which was initiated in December 2005 for consumer and business checking customers. Total nonperforming assets decreased $9,000 to $0 or 0.00% of total assets at September 30, 2006 compared to $9,000, or 0.01% of total assets at September 30, 2005. The allowance for loan losses as a percent of total loans was 0.59% for September 30, 2006 compared with 0.77% at September 30, 2005. The mix of the loan portfolio continues to be weighted in one- to four-family residential and home equity loans which accounted for 62.4% and 66.2% of total loans at September 30, 2006 and 2005, respectively. These loans generally have a lower credit risk allocation and the portfolio has reduced levels of criticized and classified loans. Our methodology for analyzing the allowance for loan losses consists of specific and general components. The specific components relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience for consumer and commercial loans and peer group loss experience for real estate loans, adjusted for qualitative and quantitative factors. Peer group loss experience, adjusted for qualitative and quantitative factors unique to the Bank, is used in arriving at our general components for residential real estate loans since our historical loss experience has been minimal. Based on the above discussion, we believe that our allowance for loan losses covers known identifiable loan losses as well as estimated losses inherent in the portfolio for which the losses are probable but not specifically identifiable.

      Total Noninterest Income. Noninterest income increased $20,000, or 45.5%, to $64,000 for the three months ended September 30, 2006 from $44,000 for the three months ended September 30, 2005. The increase for the three months ended September 30, 2006 compared to the same period in 2005 was solely attributable to an increase in service charges on deposits of $20,000. The increase in service charges was primarily related to a new product which began in December 2005 known as "Overdraft Privilege Service" which provides our consumer and business customers with overdraft checking account protection.

      Total Noninterest Expenses. Noninterest expenses increased $91,000, or 18.5%, to $584,000 for the three months ended September 30, 2006 compared to $493,000 for the three months ended September 30, 2005. The increase was primarily attributable to a $66,000 increase in salaries and benefits expense and a $20,000 increase in professional fees. The increase in salaries and employee benefits expense was related to an increase in average full-time equivalent employees to 26 for the third quarter of 2006 from 22 for the same period in 2005 and the related benefit costs. Also, the Company recorded $9,000 in expense related to stock option and recognition and retention plans for employees and directors for the third quarter of 2006. The increase in professional fees was related to a search fee for the anticipated hiring of a new commercial loan officer as well as additional costs related to commercial credit and loan review.

Comparison of Results of Operations for the Nine Months Ended September 30, 2006 and 2005.

      General. We recorded net income of $66,000 for the nine months ended September 30, 2006 compared with a net loss of $60,000 for the nine months ended September 30, 2005. The increase in earnings for the nine months ended September 30, 2006 compared with the same period a year earlier was primarily attributable to an increase in net interest and dividend income of $282,000, an increase in noninterest income of $8,000, partially offset by an increase in noninterest expense of $69,000 and an increase in the provision for loan losses of $13,000 as compared to a benefit of $20,000 for the prior comparable period.

      Net Interest and Dividend Income. Net interest and dividend income increased $282,000, or 21.7%, to $1.6 million for the nine months ended September 30, 2006 compared to $1.3 million for the nine months ended September 30, 2005, reflecting a $760,000, or 30.0%, increase in interest and dividend income, and a $478,000, or 38.7%, increase in interest expense. Our interest rate spread was 2.26% for the nine months ended September 30, 2006 compared to 2.09% for the nine months ended September 30, 2005. The increase in interest rate spread was a combination of a change in the mix of assets to higher yielding loans, partially offset by a change in the mix of liabilities to more interest rate sensitive products such as time certificates.

      Interest and Dividend Income. Total interest and dividend income increased by $760,000, or 30.0%, to $3.3 million for the nine months ended September 30, 2006 compared with $2.5 million for the nine months ended September 30, 2005. The increase of $760,000 related to an increase in the yields on interest-earning assets to 5.64% for the nine months ended September 30, 2006 from 4.61% for the nine months ended September 30, 2005 coupled with an increase in average interest-earning assets of $4.5 million, or 6.1%, to $78.0 million for the nine months ended September 30, 2006 from $73.5 million for the same period in 2005. Interest income on loans increased $751,000, or 46.5%, to $2.4 million for the nine months ended September 30, 2006 from $1.6 million for the same period in 2005, primarily due to a $11.9 million increase in average loans to $48.8 million for the nine months ended September 30, 2006 from $36.9 million for the same period in 2005, and to a lesser extent an increase in loan yields to 6.49% for the nine months ended September 30, 2006 from 5.85% for the same period in 2005. The increase in average loans was attributable to a $7.4 million increase in one-to-four family residential and home equity loans, a $3.4 million increase in commercial, short-term construction and commercial real estate loans as well as a $1.0 million increase in consumer loans. The increase in average loan yields to 6.49% for the nine months ended September 30, 2006 from 5.85% for the same period in 2005 was the result of an increase in the prime rate of 200 basis points since June 2005 as well as the origination of new loans at higher rates during this time period.

      Interest Expense. Total interest expense increased by $478,000 to $1.7 million for the nine months ended September 30, 2006 from $1.2 million for the nine months ended September 30, 2005. The increase of $478,000 related primarily to an increase in the average overall cost of interest-bearing liabilities to 3.38% for the nine months ended September 30, 2006 from 2.52% for the same period in 2005, and to a lesser extent, an increase of $2.3 million in average interest-bearing liabilities to $67.8 million for the nine months ended September 30, 2006 from $65.5 million for the same period in 2005. Interest expense on deposits increased $441,000 to $1.2 million for the nine months ended September 30, 2006 from $796,000 for the same period in 2005. The increase was primarily the result of an increase in the average balances of time certificates of $6.2 million to $34.6 million for the nine months ended September 30, 2006 from $28.4 million for the same period in 2005, coupled with an increase in the average costs of time certificates to 4.17% for the nine months ended September 30, 2006 from 3.12% for the same period in 2005. Average time certificates comprised 68.9% of interest-bearing deposits for the nine months ended September 30, 2006 compared with 61.7% for the same period in 2005. The increase in average balances of time certificates was the direct result of our advertising interest rate specials and offering competitive rates on time certificates. Average savings deposits decreased $2.1 million to $15.6 million for the nine months ended September 30, 2006 from $17.7 million for the same period in 2005, partially offset by an increase in costs on these deposits to 1.35% for the nine months ended September 30, 2006 from 1.02% for the same period in 2005. The decrease in savings deposits was primarily attributable to customers transferring these deposits to more attractive short-term time certificates.

      Interest expense on FHLB advances increased $37,000 to $477,000 for the nine months ended September 30, 2006 from $440,000 for the nine months ended September 30, 2005. The increase was primarily due to an increase in average borrowing costs to 3.61% for the nine months ended September 30, 2006 from 3.01% for the nine months ended September 30, 2005, partially offset by a decrease in the average balances of FHLB advances of $1.9 million to $17.6 million for the nine months ended September 30, 2006 from $19.5 million for the same period in 2005.

      Allowance (Benefit) for Loan Losses. The Company recorded a provision for loan losses of $13,000 for the nine months ended September 30, 2006 compared with a benefit for loan losses of $20,000 for the nine months ended September 30, 2005. The provision for loan losses of $13,000 was entirely related to an overdraft program which was initiated in December 2005 for consumer and business checking customers. The benefit of $20,000 in 2005 was primarily the result of the payoff of nonperforming assets and special mention assets in the second and third quarter of 2005, partially offset by the downgrade of loans in the second quarter of 2005. The allowance for loan losses as a percent of total loans was 0.59% at September 30, 2006 and 0.77% at September 30, 2005, respectively. Based on the above discussion, we believe that our allowance for loan losses covers known identifiable loan losses as well as estimated losses inherent in the portfolio for which the losses are probable but not specifically identifiable.

      Total Noninterest Income. Noninterest income increased $8,000 to $198,000 for the nine months ended September 30, 2006 from $190,000 for the same period in 2005. The increase for the period was attributable to an increase in service charges on deposits of $60,000, partially offset by a decrease in net gains on sales of available for sale securities of $14,000 and net gains on sales of loans of $38,000. The increase in service charges was primarily related to a new product which began in December 2005 known as "Overdraft Privilege Service" which provides our consumer and business customers with overdraft checking account protection. The decrease in net gains on sales of loans was due to the sale of $499,000 of United States Small Business Administration guaranteed loans during the nine months ended September 30, 2005 compared with $0 for the same period in 2006.

      Total Noninterest Expenses. Noninterest expenses increased $69,000, or 4.3%, to $1.7 million for the nine months ended September 30, 2006 from $1.6 million for the same period in 2005. The increase was primarily attributable to a $51,000 increase in salaries and benefits expense, and to a lesser extent, increased costs related to equipment depreciation and maintenance contracts on data processing equipment, partially offset by a decrease in professional and marketing expense. The increase in salaries and employee benefits expense was related to an increase in average full-time equivalent employees to 24 for the nine months ended September 30, 2006 from 22 for the same period in 2005 and the related benefit costs, partially offset by an increase in deferrals of loan origination costs for the nine months ended September 30, 2006 compared with the same period in 2005. In addition, the Company recorded $28,000 in expense related to stock option and recognition and retention plans for employees and directors for the nine months ended September 30, 2006.

Risk Elements

      Total nonperforming loans decreased from $350,000 or 0.79% of total loans at December 31, 2005, to $0 or 0.00% of total loans at September 30, 2006. The nonperforming loans shown below carry a guarantee by the Small Business Administration covering $262,000 at December 31, 2005.

      As shown in the following table, nonperforming assets as a percentage of total assets were 0.00% and 0.46%, as of September 30, 2006 and December 31, 2005, respectively.

                                                        September 30, 2006      December 31, 2005
                                                        ------------------      -----------------
                                                                  (Dollars in Thousands)
Loans 90 days or more past due and still accruing             $    0                  $  0
                                                              ======                  ====

Total nonperforming loans and nonperforming assets            $    0                  $350
                                                              ======                  ====

Nonperforming loans as a percent of total loans                 0.00%                 0.79%

Nonperforming assets as a percent of total assets               0.00%                 0.46%

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

      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products such as residential, commercial and consumer loans. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At September 30, 2006, the total approved loan commitments unfunded amounted to $8.1 million, which includes the unadvanced portion of loans of $6.7 million. Certificates of deposit and advances from the Federal Home Loan Bank of Boston scheduled to mature in one year or less at September 30, 2006, totaled $31.3 million and $4.0 million, respectively. Based on historical experience, we believe that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

      At September 30, 2006, we had total collateral available to support an additional $27.2 million in additional advances from the Federal Home Loan Bank of Boston, but the Bank's internal policy limits Federal Home Loan Bank advances to 40% of total assets which amounts to an additional $15.8 million in borrowing capacity at September 30, 2006.

Capital

      Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total stockholders' equity totaled $9.6 million or 11.03% of total assets at September 30, 2006 compared to approximately $5.0 million or 6.54% of total assets at December 31, 2005.

      As of September 30, 2006, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6% and 5%, respectively. The Bank's regulatory capital ratios at September 30, 2006 were as follows: total risk-based capital - 19.49%, Tier I risk based - 18.79% and Tier I leverage (core capital) - 9.50%. There have been no conditions or events since that notification that management believes would cause a change in the Bank's categorization.

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

      o  Purchasing adjustable rate securities,

      o  Originating and purchasing adjustable rate loans,

      o  Originating a reasonable volume of fixed rate mortgages,

      o  Managing our deposits to establish stable deposit relationships,

      o Using Federal Home Loan Bank advances and pricing on fixed-term non-core deposits to align maturities and repricing terms, and

      o  Limiting the percentage of fixed-rate loans in our portfolio.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. At September 30, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition, results of operations, or cash flows.

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


                                       Monadnock Bancorp, Inc.


Date: November 10, 2006                /s/ William M. Pierce, Jr.
                                       --------------------------
                                       William M. Pierce, Jr.
                                       President and Chief Executive Officer


Date: November 10, 2006                /s/ Karl F. Betz
                                       ----------------
                                       Karl F. Betz
                                       Senior Vice President and Chief
                                       Financial Officer