Form 10KSB
period 2006-12-31
MONADNOCK BANCORP INC
filed 2007-03-23
CIK 1283899

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the Fiscal Year Ended December 31, 2006
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
            For the transition period from____________to____________

                       Commission File Number: 000-50810

                            Monadnock Bancorp, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Maryland                                          20-4649880
-------------------------------                         ----------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                          Identification Number)

One Jaffrey Road, Peterborough, New Hampshire                    03458
---------------------------------------------                 ----------
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

YES  X      NO
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

      Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). YES         NO  X
                                               -----      -----

      The Registrant's revenues for the fiscal year ended December 31, 2006 were $4,889,441.

      As of March 1, 2007, there were 1,293,608 shares issued and outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of March 1, 2007 ($7.10) was $8,284,962.

                      DOCUMENTS INCORPORATED BY REFERENCE

1.    Portions of Annual Report to Stockholders (Part II)
2.    Proxy Statement for the 2007 Annual Meeting of Stockholders (Part III)

      Transitional Small Business Disclosure Format (Check One):

YES         NO  X
   -----      -----

                            MONADNOCK BANCORP, INC.

                                  FORM 10-KSB

                                     INDEX

PART I                                                                        2

  ITEM 1.   Description of Business                                           2
  ITEM 2.   Description of Property                                          28
  ITEM 3.   Legal Proceedings                                                29
  ITEM 4.   Submission of Matters to a Vote of Security Holders              29

PART II                                                                      29

  ITEM 5.   Market for Common Equity, Related Stockholder Matters and
            Small Business Issuer Purchases of Equity Securities             29
  ITEM 6.   Management's Discussion and Analysis or Plan of Operation        29
  ITEM 7.   Financial Statements                                             29
  ITEM 8.   Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure                                         30
  ITEM 8A.  Controls and Procedures                                          30
  ITEM 8B.  Other Information                                                30

PART III                                                                     30

  ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the
            Exchange Act                                                     30
  ITEM 10.  Executive Compensation                                           30
  ITEM 11.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                  30
  ITEM 12.  Certain Relationships and Related Transactions, and Director
            Independence                                                     30
  ITEM 13.  Exhibits                                                         31
  ITEM 14.  Principal Accountant Fees and Services                           31

SIGNATURES                                                                   32

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

Monadnock Bancorp, Inc.

      Monadnock Bancorp, Inc. (or the "Company") is a Maryland chartered stock holding company, organized in March 2006, that owns all of the outstanding shares of common stock of Monadnock Community Bank, a federal savings bank with two full-service offices. At December 31, 2006, Monadnock Bancorp, Inc. had consolidated assets of $96.2 million, deposits of $61.4 million and stockholders' equity of $9.7 million. As of December 31, 2006, Monadnock Bancorp, Inc. had 1,293,608 shares of common stock issued and outstanding.

      Monadnock Bancorp, Inc.'s executive offices are located at One Jaffrey Road, Peterborough, New Hampshire 03458. Its telephone number at this address is (603) 924-9654.

Monadnock Community Bank

      Monadnock Community Bank is a federal stock savings bank that was organized in 1971 as a Vermont chartered credit union to serve the companies that were members of the Automobile Wholesalers Association of New England and the employees of such businesses. In May 1996, the credit union converted its charter to a federal mutual savings bank and, as a result, began to serve the general public. In June 2004, we completed our mutual holding company reorganization and stock offering through the organization of Monadnock Mutual Holding Company and its majority owned subsidiary, Monadnock Community Bancorp, Inc., followed by our acquisition of a branch office located in Winchendon, Massachusetts in October 2004. On June 28, 2006, in accordance with a Plan of Conversion and Reorganization, Monadnock Community Bank became the wholly-owned subsidiary of Monadnock Bancorp, Inc. Further, Monadnock Mutual Holding Company sold its majority ownership interest in Monadnock Community Bancorp, Inc. to the public in a "second step" offering and both companies ceased to exist. Monadnock Bancorp, Inc. sold 707,681 shares, par value of $.01 per share or the maximum of the offering range, to the public raising $4.8 million in net proceeds. As part of the conversion, existing public stockholders of Monadnock Community Bancorp, Inc. received 1.3699 shares of Monadnock Bancorp, Inc. common stock in exchange for each share of their existing shares of Monadnock Community Bancorp, Inc. common stock.

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

      We also face competition in attracting deposits. In the past, we have attracted all of our deposits through our home office. With the acquisition of a branch in Winchendon, Massachusetts in October 2004, we began attracting deposits in this area as well as through our Peterborough, New Hampshire location. Competition for those deposits is principally from savings institutions, commercial banks, brokerage firms, credit unions and mutual funds. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. As of December 31, 2006, we believe that we hold less than 1% of the deposits in each of Hillsborough and Cheshire Counties in New Hampshire and Worcester County in Massachusetts. We also have less than a 1% share of the loan market in each of these counties.

Market Area

      We intend to continue to be a community oriented financial institution offering a variety of financial services to primarily meet the needs of the western Hillsborough and eastern Cheshire Counties in New Hampshire and northern Worcester County in Massachusetts that we serve. Our market area is predominately rural in nature. The employer base is varied with manufacturing, retail, educational and service companies, with service being the largest. Population growth has slightly increased over the past few years, and in the past five years generally tracked the trends of the United States and the state of New Hampshire. Unemployment rates, not seasonally adjusted, in December 2006 for Hillsborough and Cheshire Counties, were 3.3% and 3.2%, respectively, compared with 4.3% and 3.3% for the United States and the state of New Hampshire, respectively. The Worcester County, Massachusetts unemployment rate was 5.0%.

Lending Activities

      General. We originate one- to four-family residential loans and home equity loans. We also originate commercial real estate loans and commercial business loans and to a lesser extent, multi-family residential loans, commercial construction and residential land loans and consumer loans, primarily automobile and mobile home loans. At December 31, 2006, our gross loan portfolio totaled $53.7 million. One- to four-family residential real estate mortgage loans represented $27.4 million, or 51.0%, of our loan portfolio at December 31, 2006. Commercial real estate and commercial business loans totaled approximately $9.3 million and $7.0 million, respectively, and represented 17.2% and 13.0%, respectively, of the total loan portfolio at December 31, 2006. Home equity loans totaled $5.8 million and represented 10.8% of the total loan portfolio.

      At December 31, 2006, the maximum amount which we could have loaned to any one borrower and the borrower's related entities under applicable regulations was generally $1.25 million (which is 15% of our total regulatory capital). We also utilize credit enhancements provided by the United States Small Business Administration, the United States Department of Agriculture and other agencies which guarantee a major portion of specific loans. Our largest lending relationships at December 31, 2006 were as follows: (1) a $956,000 loan relationship to fund three five-unit townhouses as well as equipment and business assets of a road and bridge construction company of which $10,000 is guaranteed by the United States Small Business Administration; and 2) a $769,000 loan relationship to fund a paving and plowing company of which $60,000 is guaranteed by the United States Small Business Administration, the financing of a multi-family residence, the assignment of mortgages on two one- to four-family residences as well as the purchase of a three family investment property. These loan relationships, as discussed above, are performing in accordance with their original terms and conditions.

      Loan Portfolio Composition. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                                    At December 31,
                                       ----------------------------------------
                                              2006                  2005
                                       ------------------    ------------------
                                        Amount    Percent     Amount    Percent
                                       -------    -------    -------    -------
                                                (Dollars in Thousands)
Real Estate
-----------
One- to four-family                    $27,414     51.01%    $23,597     52.93%
Home equity                              5,825     10.84       5,794     12.99
Commercial real estate                   9,252     17.21       8,130     18.23
Multi-family                             1,224      2.28         897      2.01
Commercial construction and
 residential land development            1,108      2.06         480      1.08
                                       -------    ------     -------    ------
    Total real estate loans             44,823     83.40      38,898     87.24

Other Loans
-----------
Commercial business                      7,010     13.04       4,340      9.74
Consumer                                 1,911      3.56       1,347      3.02
                                       -------    ------     -------    ------
    Total other loans                    8,921     16.60       5,687     12.76
                                       -------    ------     -------    ------

    Total loans                         53,744    100.00%     44,585    100.00%
                                                  ======                ======

Add (Deduct):
  Net deferred loan origination
   costs (1)                               300                   207
  Allowance for loan losses               (335)                 (311)
                                       -------               -------
    Total loans, net                   $53,709               $44,481
                                       =======               =======
------------------
(1) See Note 2 to our Financial Statements as presented in our annual report to stockholders.


      Loan Maturity and Yields. The following table sets forth certain information at December 31, 2006 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                                                             Real Estate
                                     -------------------------------------------------------------------------------------------
                                                                                                                   Commercial
                                                                                                                Construction and
                                                                             Commercial Real                    Residential Land
                                     One- to-Four Family     Home Equity         Estate         Multi-Family       Development
                                     -------------------  ----------------  ----------------  ----------------  ----------------
                                                Weighted          Weighted          Weighted          Weighted          Weighted
                                                Average           Average           Average           Average           Average
                                     Amount       Rate    Amount    Rate    Amount    Rate    Amount    Rate    Amount    Rate
                                     -------    --------  ------  --------  ------  --------  ------  --------  ------  --------
                                                                        (Dollars in Thousands)

                Due
----------------------------------
Within 1 year                        $    --        --%   $   --      --%   $    5    9.25%   $   --      --%   $  486    9.87%
After 1 Year through 3 Years              76      7.47        --      --       229   10.08        --                --      --
After 3 Years through 5 Years            282      6.21        --      --       599    8.61        --      --       173    9.76
After 5 Years through 10 Years         2,481      5.66        --      --       694    6.98        --      --        --      --
After 10 Years through 15 Years        9,240      5.49       257    8.25     1,399    7.57        --      --        75    9.13
Over 15 Years                         15,335      6.16     5,568    7.52     6,326    7.50     1,224    7.88       374    6.77
                                     -------              ------            ------            ------            ------
Total                                $27,414      5.88%   $5,825    7.56%   $9,252    7.61%   $1,224    7.88%   $1,108    8.76%
                                     =======              ======            ======            ======            ======


                                     Commercial Business      Consumer            Total
                                     -------------------  ----------------  -----------------
                                                Weighted          Weighted           Weighted
                                                Average           Average            Average
                                      Amount      Rate    Amount    Rate     Amount    Rate
                                     -------    --------  ------  --------  -------  --------
                                                      (Dollars in Thousands)
                Due
----------------------------------
Within 1 year                         $  274      8.76%   $   70    5.81%   $   835    9.16%
After 1 Year through 3 Years             968      8.86       581    7.60      1,854    8.56
After 3 Years through 5 Years          2,655      8.20       613    6.54      4,322    7.95
After 5 Years through 10 Years         2,130      9.13        83    7.28      5,388    7.23
After 10 Years through 15 Years          181      8.25       297    7.87     11,449    5.94
Over 15 Years                            802      8.00       267    7.91     29,896    6.84
                                      ------              ------            -------
Total                                 $7,010      8.57%   $1,911    7.26%   $53,744    6.87%
                                      ======              ======            =======

      The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2006 that are contractually due after December 31, 2007.

                                                  Due After December 31, 2007
                                                -------------------------------
                                                 Fixed     Adjustable    Total
                                                -------    ----------   -------
                                                         (In Thousands)

One- to four-family                             $19,994      $ 7,420    $27,414
Home equity                                          --        5,825      5,825
Commercial real estate                              719        8,528      9,247
Multi-family                                         --        1,224      1,224
Commercial construction and
 residential land development                       295          327        622
Commercial business                               2,858        3,878      6,736
Consumer                                          1,831           10      1,841
                                                -------      -------    -------
      Total loans                               $25,697      $27,212    $52,909
                                                =======      =======    =======

      One- to Four-Family Residential Lending. Rather than process this type of loan in-house, we use the services of an unaffiliated mortgage banking company to originate the majority of one- to four-family loans on our behalf in order to provide this service to our customers in a cost-effective manner. Monadnock Community Bank has no ownership interest in this company or any common employees or directors. These loans are generally underwritten in accordance with secondary market standards that we have approved. Our lending staff takes the loan applications and prepares the material for submission to the mortgage banking company for underwriting, final processing and closing. These loans are funded by the mortgage banking company with an option for Monadnock Community Bank to purchase the loan upon funding. For the year ended December 31, 2006, we accepted for our portfolio all $4.6 million of loans that we originated through this program. Beginning with the second quarter of 2005 and continuing throughout 2006, we decided to portfolio not only 15 year fixed-rate mortgages but to a lesser extent 30 year fixed-rate mortgages as well as continuing to retain in our portfolio all adjustable-rate single-family loans that we acquire through this relationship.

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

      We account for loans acquired from our mortgage banking company relationship as loan originations since at the time the application of the borrower is submitted to the mortgage banking company we have committed to purchase the loan from the mortgage banking company at the date of funding or closing. We receive a fee between 0.50% and 0.65% of the loan balance from the mortgage banking company for each loan we refer to it whether or not we acquire the loan. We pay a fixed aggregate fee to the mortgage banking company of 1.35% of the loan balance (0.75% for the servicing rights and 0.60% origination fee) and pay the mortgage banking company the principal balance of the loan regardless of the market value of the loan on the acquisition date. At December 31, 2006, our one- to four-family residential mortgage loans totaled $27.4 million, or 51.0%, of our gross loan portfolio.

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

      Home-Equity Residential Lending. We currently originate home equity lines of credit. At December 31, 2006, such loans totaled $5.8 million, or 10.8%, of our gross loan portfolio. We generally underwrite these loans based on the applicant's employment and credit history. Presently, we generally lend up to 80% of the real estate tax assessment value or appraised value less any first liens, but may lend up to 90% for high credit quality borrowers. We require our borrowers to obtain hazard insurance and flood insurance, if necessary, in an amount not less than the value of the property improvements. Our home equity lines of credit carry adjustable interest rates based upon the prime rate of interest. All home equity lines of credit have a maturity of 20 years with a ten year draw period. We currently retain and service these loans.

      Commercial Real Estate Lending. We offer commercial real estate loans. These loans are secured primarily by small retail establishments and small office buildings located in our primary market area. At December 31, 2006, commercial real estate loans totaled approximately $9.3 million, or 17.2%, of our gross loan portfolio. Our largest commercial real estate loan relationship at December 31, 2006, consisted of a loan totaling $571,000 to a boat sales and service company of which loan is secured by two commercial real estate properties and all business assets. The loan is performing in accordance with its original terms and conditions.

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

      Multi-Family Residential Lending. We also offer multi-family residential loans. These loans are secured by real estate located in our primary market area. At December 31, 2006, multi-family residential loans totaled $1.2 million, or 2.3%, of our gross loan portfolio. Our largest multi-family loan relationship at December 31, 2006, was two loans totaling $644,000 secured by two 5 unit townhouses. The loan is performing in accordance with its original terms and conditions.

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

      Commercial Business Lending. We also offer commercial business loans. These loans are secured primarily by the assets of the business such as equipment, receivables and inventory. At December 31, 2006, commercial business loans totaled $7.0 million, or 13.0%, of our gross loan portfolio. Our largest commercial business loan relationship at December 31, 2006 consisted of two loans totaling $465,000 to a trash disposal and recycling business which is secured by all business equipment. The loan is performing in accordance with its original terms and conditions. We also originate commercial business loans guaranteed by the United States Small Business Administration. Repayment of the principal of such loans is partially guaranteed by the United States Small Business Administration in a range from 50% to 90% of the principal depending upon the type of loan, the amount of the loan and the business of the borrower. At December 31, 2006, we had $1.1 million in commercial small business loans of which $736,000 were guaranteed by the United States Small Business Administration.

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

      Consumer Loans. Currently we offer loans secured by new and used automobiles and by deposit accounts, and we make a limited number of unsecured loans. Consumer loans generally have shorter terms to maturity than mortgage loans, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. At December 31, 2006, our consumer loan portfolio totaled $1.9 million, or 3.6%, of our gross loan portfolio.

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

      The following table shows the loan origination, purchase, sale and repayment activities of Monadnock Community Bank for the periods indicated.

                                                    Year Ended December 31,
                                                    -----------------------
                                                      2006            2005
                                                      ----            ----
                                                         (In Thousands)
Originations by type:
--------------------
Adjustable rate:
Real estate - one-to four-family                    $   615         $ 1,457
            - home equity                             2,759           5,261
            - commercial                              2,344           1,386
            - multi-family                              350             300
            - commercial construction and
               residential land development             432             196
Non-real estate - commercial business                 3,672           1,793
                - consumer                               --               1
                                                    -------         -------
      Total adjustable-rate                          10,172          10,394

Fixed rate:
Real estate - one-to four-family                      5,775           5,489
            - commercial                                423             746
            - commercial construction and
               residential land development             688              --
Non-real estate - commercial business                 2,520           1,452
                - consumer                              701           1,628
                                                    -------         -------
      Total fixed-rate                               10,107           9,315
                                                    -------         -------
      Total loans originated                         20,279          19,709

Purchases:
---------
Real estate - one-to four-family                      2,221             696
            - commercial                                 --             299
            - commercial construction                   500              --
Non-real-estate - commercial business                    --             101
                - consumer                              475              65
                                                    -------         -------
      Total loans purchased                           3,196           1,161

Sales and Repayments:
--------------------
Sales and loan participations sold                       --             947
Principal repayments                                 14,294          11,082
                                                    -------         -------
      Total reductions                               14,294          12,029
                                                    -------         -------
      Net increase                                  $ 9,181         $ 8,841
                                                    =======         =======

Loan Approval Authority and Underwriting

      The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of borrowers. Loans of up to $650,000 to any borrower and the borrower's related interests may be approved by the loan committee, consisting of senior management. All loans in excess of $650,000 must be approved by the Board of Directors.

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

      Delinquent Loans. The following table sets forth our loans delinquent 60 to 89 days and over 90 days or more past due by type, number, amount and percentage of delinquent loans to total gross loans at December 31, 2006 and 2005.

                                                                         Loans Delinquent For
                                                                 ------------------------------------
                                                                    60-89 Days       90 Days and Over          Total
                                                                 ----------------    ----------------    ----------------
                                                                 Number    Amount    Number    Amount    Number    Amount
                                                                 ------    ------    ------    ------    ------    ------
                                                                                  (Dollars in Thousands)
At December 31, 2006
--------------------
  One- to four-family                                                --    $  --         --    $  --         --    $  --
  Home equity                                                        --       --         --       --         --       --
  Commercial real estate                                             --       --          1       60          1       60
  Multi-family                                                       --       --         --       --         --       --
  Commercial construction and residential land development           --       --         --       --         --       --
  Commercial business                                                --       --         --       --         --       --
  Consumer                                                            1        1         --       --          1        1
                                                                 ------    -----     ------    -----     ------    -----
    Total                                                             1    $   1          1    $  60          2    $  61
                                                                 ======    =====     ======    =====     ======    =====

Delinquent loans to total gross loans                                         --%               0.11%               0.11%

At December 31, 2005
--------------------
  One- to four-family                                                --    $  --         --    $  --         --    $  --
  Home equity                                                        --       --         --       --         --       --
  Commercial real estate                                             --       --          1      216          1      216
  Multi-family                                                       --       --         --       --         --       --
  Commercial construction and residential land development           --       --         --       --         --       --
  Commercial business                                                --       --          1      134          1      134
  Consumer                                                           --       --         --       --         --       --
                                                                 ------    -----     ------    -----     ------    -----
    Total                                                            --    $  --          2    $ 350          2    $ 350
                                                                 ======    =====     ======    =====     ======    =====

Delinquent loans to total gross loans                                         --%               0.79%               0.79%

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

                                                   At December 31,
                                               ---------------------
                                               2006             2005
                                               ----             ----
                                               (Dollars in Thousands)

Non-accrual loans:
  One- to four-family                          $ --             $ --
  Home equity                                    --               --
  Commercial real estate                         60              216
  Multi-family                                   --               --
  Commercial construction and
   residential land development                  --               --
  Commercial business                            --              134
  Consumer                                       --               --
                                               ----             ----
    Total                                        60              350
                                               ====             ====

Loans 90 days or more delinquent and
 still accruing:
  One- to four-family                          $ --             $ --
  Home equity                                    --               --
  Commercial real estate                         --               --
  Multi-family                                   --               --
  Commercial construction and
   residential land development                  --               --
  Commercial business                            --               --
  Consumer                                       --               --
                                               ----             ----
    Total                                        --               --
                                               ----             ----
    Total non-performing loans                 $ 60             $350
                                               ====             ====

Real estate owned:
  One- to four-family                          $ --             $ --
  Home equity                                    --               --
  Commercial real estate                         --               --
  Multi-family                                   --               --
  Commercial construction and
   residential land development                  --               --
  Commercial business                            --               --
  Consumer                                       --               --
  Repossessed assets                             --               --
                                               ----             ----
    Total                                        --               --
                                               ----             ----
    Total non-performing assets                $ 60             $350
                                               ====             ====

Ratios:
  Non-performing loans to total loans          0.11%            0.79%
  Non-performing assets to total assets        0.06%            0.46%

      For the year ended December 31, 2006 and 2005, $457 and $4,850, respectively, of gross interest income would have been recorded had the non-accruing loans been current in accordance with their original terms. No interest income was recorded on non-accruing loans during the respective periods. See "--Classified Assets."

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

      In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified assets represented 2.58% of our equity capital and 0.26% of our total assets at December 31, 2006. Monadnock Community Bank also had $1.8 million and $236,000 of special mention assets at December 31, 2006 and 2005, respectively. The special mention assets had government guarantees from the United States Small Business Administration of $291,000 and $64,000, respectively, at December 31, 2006 and 2005, and the amounts presented above include only the non-government guaranteed portion of the loan.

      The aggregate amount of our classified assets at the dates indicated were as follows:

                                    At December 31,
                                    ---------------
                                    2006       2005
                                    ----       ----
                                     (In Thousands)

        Loss                        $ --       $ --
        Doubtful                       9         --
        Substandard                  241         97
                                    ----       ----
        Total                       $250       $ 97
                                    ====       ====

      Our classified assets are primarily comprised of commercial real estate loans originated by previous management. Monadnock Community Bank's current management has focused on improving credit monitoring of these loans. The substandard assets shown in the table above had government guarantees from the Small Business Administration of $245,000 and $315,000, respectively, at December 31, 2006 and 2005 and the amounts presented in the table include only the non-government guaranteed portion of the loan. The largest classified asset as of December 31, 2006 is a $224,000 loan relationship to fund a restaurant including real estate and all business assets. This loan relationship carries a guarantee by the United States Small Business Administration covering $36,000, or 16.1%, of the total principal and up to 90 days of interest.

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

      Management also evaluates the adequacy of the allowance for loan losses based on a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in our market area. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. For all specifically reviewed loans for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement, we determine impairment by computing a fair value either based on discounted cash flows using the loan's initial interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans that are collectively evaluated for impairment and are excluded from specific impairment evaluation, and their allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

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

      At December 31, 2006 and 2005, our allowance for possible loan losses was $335,000 and $311,000, respectively, and the ratio of the allowance to total loans outstanding was 0.62% and 0.70%, respectively. At December 31, 2006 and 2005, the allowance for loan losses represented 558.33% and 88.86%, respectively, of nonperforming loans. The ratio of the allowance for loan losses to nonperforming loans in the table below includes nonperforming loans with government guarantees from the Small Business Administration. The non-guaranteed portion of nonperforming loans was $9,000 and $88,000, at December 31, 2006 and 2005, respectively, and the allowance for loan losses represented 3,722.22% and 353.41%, at December 31, 2006 and 2005, respectively, of the non-guaranteed portion of the nonperforming loans. We recorded a provision for loan losses of $37,000 for the year ended December 31, 2006 compared with a benefit for loan losses of $16,000 for the year ended December 31, 2005. The provision for loan losses of $37,000 consisted of $12,000 related to an overdraft program which was initiated in December 2005 for consumer and business checking customers and $25,000 related to the loan portfolio. We recorded a provision of $25,000 during the fourth quarter of 2006 due to the downgrade of several loan relationships totaling $1.1 million to special mention and the downgrade of several loan relationships totaling $434,000 ($193,000 of which is guaranteed by the United States Small Business Administration) from special mention to substandard during the fourth quarter of 2006. We recorded a benefit for loan losses for the year ended December 31, 2005 due to the payoff in the second and third quarters of 2005 of $670,000 ($502,000 of which was guaranteed by the United States Small Business Administration) of nonperforming loans classified as substandard and the payoff of $802,000 ($525,000 of which was guaranteed by the United States Small Business Administration) of special mention loans in 2005, partially offset by the downgrade of $350,000 in loans ($262,000 of which is guaranteed by the United States Small Business Administration) to substandard in the fourth quarter of 2005. We believe that our allowance for loan losses is at an amount that will absorb known identifiable loan losses as well as estimated losses inherent in the portfolio for which the losses are probable but not identifiable. Provisions to the allowance may be necessary if the market in which we operate deteriorates. Additionally, regulatory agencies review our allowance for loan losses as part of their examination process. Such agencies may require us to recognize additions to the allowance based on judgments which may be different from those of management.

      The following table sets forth an analysis of our allowance for loan losses.

                                                    Years Ended December 31,
                                                    ------------------------
                                                     2006               2005
                                                    ------             -----
                                                     (Dollars in Thousands)

Balance at beginning of period                        $311              $325

Charge-offs:
  One- to four-family                                   --                --
  Home equity                                           --                --
  Commercial real estate                                --                --
  Multi-family                                          --                --
  Commercial construction and
   residential land development                         --                --
  Commercial business                                   --                --
  Consumer                                             (15)               (3)

Recoveries:
  One- to four-family                                   --                 3
  Home equity                                           --                --
  Commercial real estate                                --                 2
  Multi-family                                          --                --
  Commercial construction and
   residential land development                         --                --
  Commercial business                                   --                --
  Consumer                                               2                --

Net (charge-offs) recoveries                           (13)                2

Provision (benefit) for loan losses                     37               (16)
                                                      ----              ----

Balance at end of period                              $335              $311
                                                      ====              ====

Net charge-offs (recoveries) to average loans
 outstanding during this period (1)                   0.03%            (0.01)%

Ratios:
Net charge-offs (recoveries) to average non-
 performing loans during this period                 16.88%            (0.70)%

Allowance for loan losses to non-
 performing loans                                   558.33%            88.86%

Allowance as a percent of total gross loans
 (end of period)(1)                                   0.62%             0.70%

------------------
(1)   Total loans are net of deferred fees and costs.

      The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

                                                                            At December 31,
                                           --------------------------------------------------------------------------------
                                                            2006                                      2005
                                           --------------------------------------    --------------------------------------
                                                                     Percent of                                Percent of
                                                     Percent of    Gross Loans in              Percent of    Gross Loans in
                                                     Allowance     Each Category               Allowance     Each Category
                                                      to Total        to Total                  to Total        to Total
                                           Amount    Allowance      Gross Loans      Amount    Allowance      Gross Loans
                                           ------    ----------    --------------    ------    ----------    -------------
                                                                     (Dollars in Thousands)
One- to four-family                         $ 54        16.12%          51.01%        $ 75        24.11%          52.93%

Home equity                                   15         4.48           10.84           14         4.50           12.99

Commercial real estate                       103        30.75           17.21          122        39.23           18.23

Multi-family                                  17         5.07            2.28           13         4.18            2.01

Commercial construction and
 residential land development                 10         2.99            2.06            4         1.29            1.08

Commercial business                          111        33.13           13.04           57        18.33            9.74

Consumer                                      25         7.46            3.56           26         8.36            3.02
                                            ----       ------          ------         ----       ------          ------

Total Allowance for Loan Losses             $335       100.00%         100.00%        $311       100.00%         100.00%
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

      We are authorized to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federal savings banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings bank is otherwise authorized to make directly.

      Mortgage-Backed Securities. We invest in mortgage-backed securities as part of our asset liability management strategy. Management believes that mortgage-backed securities represent attractive investment opportunities relative to other investments due to the wide variety of maturity and repayment options available through such investments. Our mortgage-backed securities are purchased as an alternative to mortgage loans. At December 31, 2006, we held approximately $35.4 million of mortgage-backed securities. Our mortgage-backed securities are guaranteed by either Ginnie Mae, Fannie Mae or Freddie Mac, United States Government sponsored enterprises.

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

      The following table sets forth the composition of our investment portfolio at the dates indicated.

                                                      At December 31,
                                          --------------------------------------
                                                 2006                2005
                                          ------------------  ------------------
                                          Carrying  Percent   Carrying  Percent
                                            Value   of Total    Value   of Total
                                          --------  --------  --------  --------
                                                  (Dollars in Thousands)
Securities Available for Sale:
U.S. Government agency obligations        $ 2,969      7.75%  $ 2,961     10.76%
Mortgage-backed securities:
  Ginnie Mae                               19,821     51.72    19,958     72.52
  Fannie Mae                               11,660     30.43        --        --
  Freddie Mac                               3,870     10.10     4,601     16.72
                                          -------    ------   -------    ------
    Total mortgage-backed securities       35,351     92.25    24,559     89.24
                                          -------    ------   -------    ------
Total                                     $38,320    100.00%  $27,520    100.00%
                                          =======    ======   =======    ======

Other earnings assets:
  Interest-earning deposits in other
   financial institutions                      41      2.79%      187     12.41%
  Federal Home Loan Bank stock              1,328     90.40     1,220     80.96
  Other investments                           100      6.81       100      6.63
                                          -------    ------   -------    ------
Total                                       1,469    100.00%    1,507    100.00%
                                          -------    ======   -------    ======

Total                                     $39,789             $29,027
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

      The maturities of the investment securities portfolio and the amortized cost and fair value, excluding Federal Home Loan Bank stock, as of December 31, 2006, were as follows:

                                                                      At December 31, 2006
                                           --------------------------------------------------------------------------
                                                        After One
                                            One Year     to Five     After Five      Over 10
                                            or Less       Years      to 10 Years      Years        Total Securities
                                           ---------    ---------    -----------    ---------    --------------------
                                           Amortized    Amortized     Amortized     Amortized    Amortized      Fair
                                              Cost         Cost          Cost          Cost         Cost       Value
                                           ---------    ---------    -----------    --------     ---------    -------
                                                                     (Dollars in Thousands)
U.S. Government agency Obligations          $1,000       $2,000         $ --         $    --      $ 3,000     $ 2,969
Ginnie Mae                                      --           --           --          19,928       19,928      19,821
Fannie Mae                                      --           --           --          11,669       11,669      11,660
Freddie Mac                                     --           --           --           3,922        3,922       3,870
                                            ------       ------         ----         -------      -------     -------
Total mortgage-backed securities            $   --       $   --         $ --         $35,519      $35,519     $35,351
                                            ------       ------         ----         -------      -------     -------
Total investment securities                 $1,000       $2,000         $ --         $35,519      $38,519     $38,320
                                            ======       ======         ====         =======      =======     =======
Weighted average yield                        4.00%        4.05%          --%           4.85%        4.79%

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

      The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, we believe that our deposits are relatively stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions. We expect to maintain a substantial majority of our certificates of deposit that are maturing in 2007 by continuing to pay market rates, providing quality service and promoting our bank as a local community bank. Our liquidity could be reduced, however, if a significant portion of the certificates of deposit are not renewed. Paying market rates to retain these deposits may increase our cost of funds and could decrease our net interest income and net interest margin. We will be able to use Federal Home Loan Bank advances to provide an alternative source of funds for certificates of deposit that mature and are not renewed. Utilizing Federal Home Loan Bank advances is likely to increase our cost of funds.

      The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

                                                              At December 31,
                                     ----------------------------------------------------------------
                                                  2006                              2005
                                     ------------------------------    ------------------------------
                                                           Weighted                          Weighted
                                                           Average                           Average
                                     Balance    Percent      Rate      Balance    Percent      Rate
                                     -------    -------    --------    -------    -------    --------
                                                              (Dollars in Thousands)
Deposit type:
Non-interest bearing demand          $ 5,262      8.57%        --%     $ 5,269      9.89%        --%
Savings accounts                       2,271      3.70       0.50        2,780      5.22       0.50
NOW accounts                           3,447      5.62       0.68        3,194      6.00       0.60
Money market demand accounts           9,626     15.69       1.91       11,135     20.92       1.57
                                     -------    ------                 -------    ------
    Total transaction accounts        20,606     33.58       0.93       22,378     42.03       0.93

Certificates of deposit               40,756     66.42       4.78       30,860     57.97       3.43
                                     -------    ------                 -------    ------

    Total deposits                   $61,362    100.00%      3.53%     $53,238    100.00%      2.38%
                                     =======    ======                 =======    ======

      The following table sets forth, by interest rate ranges, information concerning certificates of deposit at the dates indicated.

                                                        At December 31, 2006
                           ------------------------------------------------------------------------------
                                                         Period to Maturity
                           ------------------------------------------------------------------------------
                           Less than    One to Two       Two to       More than                Percent of
                           One Year        Years      Three Years    Three Years     Total        Total
                           ---------    ----------    -----------    -----------    -------    ----------
                                                       (Dollars in Thousands)
Interest Rate Range:
  2.01% to 3.00%            $   219       $   52         $    6         $   --      $   277        0.68
  3.01% to 4.00%              4,759          539            338            432        6,068       14.89
  4.01% to 5.00%             13,830        1,415            702          1,009       16,956       41.60
  5.01% to 6.00%             16,127          579             78            671       17,455       42.83
                            -------       ------         ------         ------      -------      ------
  Total                     $34,935       $2,585         $1,124         $2,112      $40,756      100.00%
                            =======       ======         ======         ======      =======      ======

      As of December 31, 2006, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $11.4 million.

      The following table sets forth the maturity of those certificates as of December 31, 2006.

                                                  At
                                          December 31, 2006
                                          -----------------
                                            (In Thousands)

Three months or less                           $ 4,223
Over three months through six months             3,120
Over six months through one year                 3,144
Over one year to three years                       203
Over three years                                   713
                                               -------

Total                                          $11,403
                                               =======

      Borrowings. Although deposits are our primary source of funds, we may utilize borrowings primarily as part of our asset liability management strategy, when we desire additional capacity to purchase loans or to fund loan demand. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of Boston. We may obtain advances from the Federal Home Loan Bank of Boston upon the security of our mortgage loans and mortgage-backed securities. These advances may be made using several different credit programs, each of which has its own interest rate, range of maturities and call or put features. At December 31, 2006, we had $25.0 million in Federal Home Loan Bank advances outstanding. At December 31, 2006, we had total collateral available to support an additional $26.8 million in additional advances from the Federal Home Loan Bank of Boston, but our internal policy limits Federal Home Loan Bank advances to 40% of total assets which amounts to an additional $11.5 million in borrowing capacity at year end.

      The following table sets forth information as to our Federal Home Loan Bank advances for the periods indicated.

                                                        At or For the Year
                                                        Ended December 31,
                                                      ----------------------
                                                        2006          2005
                                                      -------       -------
                                                      (Dollars in Thousands)

Balance at end of period                              $24,965       $17,482
Average balance during period                          18,324        19,148
Maximum month-end balance                              24,965        21,849
Weighted average interest rate during the period         3.73%         3.06%
Weighted average interest rate at end of period          4.24%         3.26%

Employees

      At December 31, 2006, we had 20 full-time employees and six part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good relationship with our employees.

Subsidiary Activities

      At December 31, 2006, Monadnock Bancorp, Inc. did not have any subsidiaries other than Monadnock Community Bank.

Federal Taxation

      General. Monadnock Bancorp, Inc. and Monadnock Community Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of taxation is intended only to summarize pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Monadnock Bancorp, Inc. or Monadnock Community Bank. Our federal income tax returns have never been audited by the IRS. We elected to file a consolidated federal income tax return.

      Method of Accounting. For federal income tax purposes, we currently report our income and expenses on the accrual method of accounting and use a fiscal year ending on December 31, for filing our federal income tax return.

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding five taxable years and forward to the succeeding twenty taxable years. At December 31, 2006, Monadnock Community Bank had operating loss carryovers for federal income tax purposes of approximately

$297,000 which will expire in 2026 and operating loss carryforwards for state income tax purposes of approximately $373,000 which will expire in the years 2007 through 2016.

      Corporate Dividends-Received Deduction. Monadnock Bancorp, Inc. may exclude from its income dividends received from Monadnock Community Bank as a wholly owned subsidiary of Monadnock Bancorp, Inc. The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

State Taxation

      The two state taxes that materially impact Monadnock Bancorp, Inc. and Monadnock Community Bank are the New Hampshire Business Profits tax and the New Hampshire Business Enterprise tax. The New Hampshire Business Profits tax is assessed at the rate of 8.5%. For this purpose, gross business profits generally means federal taxable income subject to certain modifications provided for in New Hampshire law. The New Hampshire Business Enterprise tax is assessed at 0.75% of the total amount of payroll and certain employee benefits expense, interest expense, and dividends paid to stockholders. The New Hampshire Business Enterprise tax is applied as a credit towards the New Hampshire Business Profits tax. With the acquisition of a branch in Winchendon, Massachusetts during the fourth quarter of 2004, Monadnock Bancorp, Inc. and Monadnock Community Bank became subject to a Massachusetts excise tax rate of 10.5% based on an apportionment of income derived from Massachusetts sources, solely. Other applicable state taxes include generally applicable sales, use and real property taxes.

      As a Maryland business corporation, Monadnock Bancorp, Inc. is required to file annual returns with the State of Maryland.

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

      There can be no assurance that changes to existing laws, rules and regulations, or any other new laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects. Any change in these laws or regulations, or in regulatory policy, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or the United States Congress, could have a material adverse impact on our business, financial condition or operations.

Federal Banking Regulation

      Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners' Loan Act, and the regulations of the Office of Thrift Supervision. Under these laws and regulations,

Monadnock Community Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other loans and assets subject to applicable limits. Monadnock Community Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Monadnock Community Bank directly, including real estate investment.

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

      At December 31, 2006, Monadnock Community Bank's capital exceeded all applicable requirements.

      Loans to One Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2006, Monadnock Community Bank was in compliance with the loans-to-one-borrower limitations.

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

      A savings bank that fails the QTL test must either convert to a bank charter or operate under specified restrictions. At December 31, 2006, Monadnock Community Bank maintained approximately 95.59% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

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

      Transactions with Related Parties. A federal savings bank's authority to engage in transactions with its "affiliates" is limited by Office of Thrift Supervision regulations and Regulation W of the Federal Reserve Board, which implements Sections 23A and 23B of the Federal Reserve Act. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. Monadnock Bancorp, Inc. and its non-savings institution subsidiaries would be affiliates of Monadnock Community Bank. In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank. In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

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

      Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all "institution-affiliated parties," including controlling stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the savings bank, receivership, conservatorship, the termination of deposit insurance or the imposition of civil money penalties. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings bank. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

      At December 31, 2006, Monadnock Community Bank met the criteria for being considered "well-capitalized."

      Insurance of Deposit Accounts. Deposit accounts in Monadnock Community Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Monadnock Community Bank's deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

      On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations that assess insurance premiums based on risk. As a result, the new regulation will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution's deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

      Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") into a single fund called the Deposit Insurance Fund. As a result of the merger, the BIF and the SAIF were abolished. The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation ("FICO") to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2006, the annualized FICO assessment was equal to 1.24 basis points for each $100 in domestic deposits maintained at an institution.

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

      Federal Home Loan Bank System. Monadnock Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, Monadnock Community Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2006, Monadnock Community Bank was in compliance with this requirement.

      The Federal Housing Finance Board, which regulates the 12 regional Federal Home Loan Banks including the Federal Home Loan Bank of Boston, on March 8, 2006 approved a proposed rule intended to strengthen the capital structure of the Federal Home Loan Banks by requiring a minimum level of retained earnings and restricting the amount of excess stock that a Federal Home Loan Bank can accumulate. Under the proposal, the Federal Housing Financing Board would restrict the amount of dividends that a Federal Home Loan Bank, including the Federal Home Loan Bank of Boston, could pay to its members, including Monadnock Community Bank, whenever the Federal Home Loan Bank is not in compliance with applicable minimum retained earnings requirements. The proposal would also prohibit the Federal Home Loan Banks from issuing dividends in the form of stock. The Federal Housing Finance Board, on December 22, 2006 adopted a final rule prohibiting a Federal Home Loan Bank from issuing excess stock to members if the amount of member excess stock exceeds one percent of the bank's assets. Under the rule, any bank with excess stock greater than one percent of its total assets will be prevented from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. As of

December 31, 2006, Monadnock Community Bank did not own any excess stock in the Federal Home Loan Bank of Boston.

Federal Reserve System

      Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2006, Monadnock Community Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

Holding Company Regulation

      Monadnock Bancorp, Inc. is a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. The Office of Thrift Supervision has enforcement authority over Monadnock Bancorp, Inc. and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to Monadnock Community Bank. Monadnock Bancorp, Inc.'s activities are generally limited to those permissible for financial holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity.

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

Sarbanes-Oxley Act of 2002

      The Sarbanes-Oxley Act of 2002 is a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by
Section 302(a) of Sarbanes-Oxley Act of 2002, Monadnock Bancorp, Inc.'s Chief Executive Officer and Chief Financial Officer each are required to certify that its quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. Monadnock Bancorp, Inc. will be subject to further reporting and audit requirements beginning with the year ending December 31, 2007 under the requirements of the Sarbanes-Oxley Act. Monadnock Bancorp, Inc. will be developing policies, procedures and systems designed to comply with these regulations.

Federal Securities Laws

      The common stock of Monadnock Bancorp, Inc. is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Monadnock Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities and Exchange Commission under the Securities Exchange Act of 1934.

      The registration under the Securities Act of 1933 of shares of Monadnock Bancorp, Inc. common stock that were issued in the 2006 stock offering does not cover the resale of the shares. Shares of common stock purchased by persons who are not affiliates of Monadnock Bancorp, Inc. may be resold without registration. Shares purchased by an affiliate of Monadnock Bancorp, Inc. will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Monadnock Bancorp, Inc. meets the current public information reporting requirements of Rule 144 under the Securities Act of 1933, each affiliate of Monadnock Bancorp, Inc. that complies with the other conditions of Rule 144, including those that require the affiliate's sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Monadnock Bancorp, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Monadnock Bancorp, Inc. may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

ITEM 2.  Description of Property
--------------------------------

      As of December 31, 2006, Monadnock Community Bank leased its main office and owned its branch office. The following is a list of our locations:

                                    Owned or    Year Acquired    Net Book Value
Location                             Leased       or Leased     of Real Property
--------                            --------    -------------   ----------------

Main Office
One Jaffrey Road
Peterborough, New Hampshire 03458    Leased          1998           $     --

Branch Office
172 Central Street
Winchendon, Massachusetts 01475      Owned           2004           $327,000

      The net book value of our premises, land and equipment was $787,000 at December 31, 2006, which includes undeveloped property located in Rindge, New Hampshire as a potential new office site.

ITEM 3.  Legal Proceedings
--------------------------

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. At December 31, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition, results of operations, or cash flows.

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

                                    PART II

ITEM 5.  Market for Common Equity, Related Stockholder Matters and Small
------------------------------------------------------------------------
         Business Issuer Purchases of Equity Securities
         ----------------------------------------------

      Our common stock is traded on the OTC Electronic Bulletin Board under the symbol "MNKB." The approximate number of holders of record of Monadnock Bancorp, Inc.'s common stock as of December 31, 2006 was 320. Certain shares of Monadnock Bancorp, Inc. are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table sets forth the range of the high and low bid prices of Monadnock Bancorp, Inc. common stock since January 1, 2005 and is based upon information provided through MSN.com. The common stock prices reflected below have been adjusted to reflect a 1.3699 exchange ratio as a result of our second step offering which was completed on June 28, 2006 and are notated by an asterisk (*). Monadnock Bancorp, Inc. has never paid dividends. The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

             Quarter                           High       Low     Dividends
--------------------------------              ------    ------    ---------

Quarter ended December 31, 2006               $7.25     $6.40       $0.00
Quarter ended September 30, 2006               8.00      6.50        0.00
Quarter ended June 30, 2006                    8.00      6.75*       0.00
Quarter ended March 31, 2006                   7.96*     6.02*       0.00
Quarter ended December 31, 2005                7.37*     6.02*       0.00
Quarter ended September 30, 2005               7.08*     6.20*       0.00
Quarter ended June 30, 2005                    6.20*     5.26*       0.00
Quarter ended March 31, 2005                   9.49*     6.93*       0.00

      Dividend payments by Monadnock Bancorp, Inc. are dependent primarily on dividends it receives from Monadnock Community Bank, because Monadnock Bancorp, Inc. will have no source of income other than dividends from Monadnock Community Bank and interest payments with respect to Monadnock Bancorp, Inc.'s loan to the employee stock ownership plan. A regulation of the Office of Thrift Supervision imposes restrictions on the ability of Monadnock Community Bank to pay dividends to Monadnock Bancorp, Inc. See "Regulation - Capital Distributions." Also, see Item 11, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for the Equity Compensation Plan table.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of Monadnock Bancorp, Inc.'s 2006 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.  Financial Statements
-----------------------------

      The consolidated financial statements included in Monadnock Bancorp, Inc.'s 2006 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.  Changes In and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

      None.

ITEM 8A.  Controls and Procedures
---------------------------------

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There has been no change in Monadnock Bancorp, Inc.'s internal control over financial reporting during Monadnock Bancorp, Inc.'s fourth quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, Monadnock Bancorp, Inc.'s internal control over financial reporting.

ITEM 8B.  Other Information
---------------------------

      None.

                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate
--------------------------------------------------------------------------------
         Governance; Compliance with Section 16 (a) of the Exchange Act.
         ---------------------------------------------------------------

      The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available for free by writing to: Corporate Secretary: Monadnock Bancorp, Inc., 1 Jaffrey Road, Peterborough, NH 03458 and is also available through Monadnock Bancorp Inc.'s website at www.monadnockbank.com.
           ---------------------

      Information concerning Directors, Executive Officers and corporate governance of the Company is incorporated herein by reference from our definitive Proxy Statement (the "Proxy Statement"), specifically the section captioned "Proposal I-Election of Directors."

      The information concerning compliance with the reporting requirements of
Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and ten percent stockholders of the Company required by this item is incorporated by reference herein from the Company's definitive proxy statement for its 2007 Annual Meeting of Stockholders.

ITEM 10.  Executive Compensation
--------------------------------

      Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Executive Compensation."

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
          Related Stockholder Matters.
          ----------------------------

      Information concerning security ownership of certain owners and management and related stockholder matters is incorporated herein by reference from our Proxy Statement, specifically the sections captioned "Voting Securities and Principal Holders Thereof" and the "Equity Compensation Plan" table.

ITEM 12.  Certain Relationships and Related Transactions, and Director
----------------------------------------------------------------------
          Independence
          ------------

      Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons."

                                    PART IV

ITEM 13.  Exhibits
------------------

3.1   Articles of Incorporation of Monadnock Bancorp, Inc.*
3.2   Bylaws of Monadnock Bancorp, Inc.*
4     Form of Common Stock Certificate of Monadnock Bancorp, Inc.*
10.1  Employee Stock Ownership Plan*
10.2  Monadnock Community Bancorp, Inc. 2005 Stock Option Plan**
10.3  Monadnock Community Bancorp, Inc. 2005 Recognition and Retention Plan**
13    Annual Report to Stockholders
21    Subsidiaries of Registrant*
23.1  Consent of Shatswell, MacLeod & Company, P.C.
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------
* Incorporated by reference to the Registration Statement on Form SB-2 (Registration Number 333-132548) as filed on March 17, 2006, as amended.
** Incorporated by reference to Appendix B and Appendix C to the Proxy Statement for Monadnock Community Bancorp, Inc.'s 2005 Annual Meeting of Stockholders (Commission File No. 000-50810) filed on March 24, 2005.

ITEM 14.  Principal Accountant Fees and  Services
-------------------------------------------------

      Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Proposal III - Ratification of Appointment of Independent Registered Public Accounting Firm."

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Monadnock Bancorp, Inc.


Date: March 23, 2007                   By: /s/ William M. Pierce, Jr.
                                           -------------------------------------
                                           William M. Pierce, Jr.
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ William M. Pierce, Jr.         By: /s/  Karl F. Betz
    ------------------------------         -------------------------------------
    William M. Pierce, Jr.                 Karl F. Betz
    President, Chief Executive             Senior Vice President and Chief
    Officer and Director                   Financial Officer
    (Principal Executive Officer)          (Principal Accounting Officer)

Date: March 23, 2007                   Date: March 23, 2007


By: /s/ Kenneth A. Christian           By: /s/ Samuel J. Hackler
    ------------------------------         -------------------------------------
    Kenneth A. Christian                   Samuel J. Hackler
    Director                               Director

Date: March 23, 2007                   Date: March 23, 2007


By: /s/ Jack Goldstein                 By: /s/ Thomas C. LaFortune
    ------------------------------         -------------------------------------
    Jack Goldstein                         Thomas C. LaFortune
    Director                               Director

Date: March 23, 2007                   Date: March 23, 2007


By: /s/ Kenneth R. Simonetta           By: /s/ Edward J. Shea
    ------------------------------         -------------------------------------
    Kenneth R. Simonetta                   Edward J. Shea
    Director                               Director

Date: March 23, 2007                   Date: March 23, 2007


By: /s/ Nancy L. Carlson
    ------------------------------
    Nancy L. Carlson
    Director

Date: March 23, 2007