Form 10QSB
period 2007-03-31
MONADNOCK BANCORP INC
filed 2007-05-08
CIK 1283899

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the Quarterly Period Ended March 31, 2007

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

      As of May 1, 2007, there were 1,293,608 shares issued and outstanding of the issuer's common stock.

      Transitional Small Business Disclosure Format (check one) Yes ( ) No (X)

                                      INDEX

                     Monadnock Bancorp, Inc. and Subsidiary


Part I.  Financial Information                                              Page
         ---------------------                                              ----

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of March 31, 2007
         (unaudited) and December 31, 2006                                    3

         Consolidated Statements of Income for the Three Months Ended
         March 31, 2007 and 2006 (unaudited)                                  4

         Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 2007 and 2006 (unaudited)                                  5

         Notes to Unaudited Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           10

Item 3.  Controls and Procedures                                             17

Part II. Other Information
         -----------------

Item 1.  Legal Proceedings                                                   17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         18

Item 3.  Defaults upon Senior Securities                                     18

Item 4.  Submission of Matters to a Vote of  Security Holders                18

Item 5.  Other Information                                                   18

Item 6.  Exhibits                                                            18

SIGNATURES                                                                   19

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                          Item 1 - Financial Statements
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                March 31,        December 31,
ASSETS                                                                            2007               2006
------                                                                         -----------       ------------
                                                                               (Unaudited)
Cash and due from banks                                                        $ 1,016,236       $ 1,057,602
Interest-bearing demand deposits with other banks                                    2,014               587
Federal funds sold                                                               2,455,000            40,000
                                                                               -----------       -----------
      Total cash and cash equivalents                                            3,473,250         1,098,189
Interest-bearing time deposit in other bank                                        100,000           100,000
Investments in available-for-sale securities (at fair value)                    33,586,182        38,319,846
Federal Home Loan Bank stock, at cost                                            1,391,200         1,328,300
Loans, net of allowance for loan losses of $355,038 as of March 31, 2007
   and $334,917 as of December 31, 2006                                         55,878,090        53,709,317
Premises and equipment                                                             807,831           786,815
Goodwill                                                                           132,293           132,293
Core deposit intangible                                                             76,375            81,625
Accrued interest receivable                                                        407,411           427,679
Other assets                                                                       161,031           200,672
                                                                               -----------       -----------
      Total assets                                                             $96,013,663       $96,184,736
                                                                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                         $ 5,765,525       $ 5,261,639
   Interest-bearing                                                             54,905,503        56,100,270
                                                                               -----------       -----------
      Total deposits                                                            60,671,028        61,361,909
Federal Home Loan Bank advances                                                 25,317,209        24,965,119
Other liabilities                                                                  220,789           181,908
                                                                               -----------       -----------
      Total liabilities                                                         86,209,026        86,508,936
                                                                               -----------       -----------
Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized 2,000,000 shares; issued and outstanding none
  Common stock, par value $.01 per share; authorized 10,000,000 shares; 1,293,608 shares issued and outstanding at March 31, 2007
   and December 31, 2006                                                            12,936            12,936
  Paid-in capital                                                                7,731,168         7,725,786
  Retained earnings                                                              2,663,957         2,627,752
  Unearned compensation - ESOP                                                    (431,445)         (431,445)
  Unearned compensation - Recognition and Retention Plan                          (139,104)         (139,104)
  Accumulated other comprehensive loss                                             (32,875)         (120,125)
                                                                               -----------       -----------
      Total stockholders' equity                                                 9,804,637         9,675,800
                                                                               -----------       -----------
      Total liabilities and stockholders' equity                               $96,013,663       $96,184,736
                                                                               ===========       ===========

           The accompanying notes are an integral part of these consolidated financial statements.

                                                      3

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                          Item 1 - Financial Statements
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           2007          2006
                                                        ----------    ----------
                                                               (Unaudited)
Interest and dividend income:
  Interest and fees on loans                            $  926,801    $  717,303
  Interest on investments-taxable                          450,851       261,146
  Other interest income                                     28,393        24,958
                                                        ----------    ----------
      Total interest and dividend income                 1,406,045     1,003,407
                                                        ----------    ----------
Interest expense:
  Interest on deposits                                     518,683       324,915
  Interest on Federal Home Loan Bank advances              279,841       175,322
                                                        ----------    ----------
      Total interest expense                               798,524       500,237
                                                        ----------    ----------
      Net interest and dividend income                     607,521       503,170
Provision for loan losses                                   23,923        13,007
                                                        ----------    ----------
      Net interest and dividend income
       after provision for loan losses                     583,598       490,163
                                                        ----------    ----------
Noninterest income:
  Service charges on deposits                               52,895        52,917
  Net gain on sales of available-for-sale securities        16,081
  Other income                                              15,542        13,054
                                                        ----------    ----------
      Total noninterest income                              84,518        65,971
                                                        ----------    ----------
Noninterest expense:
  Salaries and employee benefits                           324,033       262,781
  Occupancy expense                                         38,578        38,641
  Equipment expense                                         21,495        22,995
  Data processing                                           50,849        49,779
  Blanket bond insurance                                     2,069         5,511
  Professional fees                                         42,710        35,007
  Supplies and printing                                     12,705         9,829
  Telephone expense                                         12,951        12,630
  Marketing expense                                         12,231        15,097
  Postage expense                                            9,443         9,456
  Other expense                                             77,700        72,291
                                                        ----------    ----------
      Total noninterest expense                            604,764       534,017
                                                        ----------    ----------
      Income before income tax expense                      63,352        22,117
Income tax expense                                          27,147         4,951
                                                        ----------    ----------
      Net income                                        $   36,205    $   17,166
                                                        ==========    ==========
Shares used in computing net income per share:
  Basic                                                  1,212,209     1,249,591
  Diluted                                                1,240,003     1,282,910

Net income per share - basic                            $     0.03    $     0.01
Net income per share - diluted                          $     0.03    $     0.01

                  The accompanying notes are an integral part of these consolidated financial statements.

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                          Item 1 - Financial Statements
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                              Three Months Ended
                                                                                   March 31,
                                                                          --------------------------
                                                                              2007           2006
                                                                          -----------    -----------
                                                                                (Unaudited)
Cash flows from operating activities:
Net income                                                                $    36,205    $    17,166
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Net gain on sales of available-for-sale securities                          (16,081)
  Net amortization of securities                                               17,418         19,657
  Change in deferred loan origination costs, net                                  153        (14,967)
  Provision for loan losses                                                    23,923         13,007
  Recognition of stock option expense                                           5,382          5,289
  Depreciation and amortization                                                26,174         27,307
  Decrease in accrued interest receivable                                      20,268          4,472
  Amortization of core deposit intangible                                       5,250          5,750
  Decrease (increase) in other assets                                           1,933       (187,765)
  Decrease in loan servicing rights and interest-only strips, net               1,667          1,873
  Increase in prepaid expenses                                                (23,354)       (14,033)
  Decrease (increase) in taxes receivable                                       7,299           (778)
  Increase in taxes payable                                                    24,261
  Deferred income tax benefit                                                    (675)
  Increase in accrued ESOP and Recognition and Retention Plan expense          10,629          8,362
  (Decrease) increase in accrued expenses                                        (637)        16,801
  Increase (decrease) in accrued interest payable                               4,407           (714)
  (Decrease) increase in other liabilities                                     (4,237)         2,222
                                                                          -----------    -----------

Net cash provided by (used in) operating activities                           139,985        (96,351)
                                                                          -----------    -----------

Cash flows from investing activities:
  Purchases of available-for-sale securities                                 (893,429)
  Proceeds from sales of available-for-sale securities                      2,645,150
  Principal payments received on available-for-sale securities              3,125,085      1,889,227
  Purchase of Federal Home Loan Bank stock                                    (62,900)
  Loan originations and principal collections, net                         (2,193,555)    (1,602,110)
  Loans purchased                                                                         (1,005,353)
  Recoveries of previously charged off loans                                      706
  Capital expenditures - premises and equipment                               (47,190)       (42,980)
                                                                          -----------    -----------

Net cash provided by (used in) investing activities                         2,573,867       (761,216)
                                                                          -----------    -----------

Cash flows from financing activities:
  Net increase (decrease) in demand deposits, savings and NOW deposits        210,495       (519,576)
  Net (decrease) increase in time deposits                                   (901,376)     2,409,531
  Net change on short-term advances from Federal Home Loan Bank            (1,000,000)
  Long-term advances from Federal Home Loan Bank                            2,002,090      1,610,411
  Payments on long-term advances from Federal Home Loan Bank                 (650,000)    (1,697,000)
                                                                          -----------    -----------

Net cash (used in) provided by financing activities                          (338,791)     1,803,366
                                                                          -----------    -----------


                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                   Three Months Ended March 31, 2007 and 2006
                   ------------------------------------------
                                   (continued)

                                                                              2007           2006
                                                                          -----------    -----------
                                                                                (Unaudited)
Net increase in cash and cash equivalents                                   2,375,061        945,799
Cash and cash equivalents at beginning of period                            1,098,189        855,026
                                                                          -----------    -----------
Cash and cash equivalents at end of period                                $ 3,473,250    $ 1,800,825
                                                                          ===========    ===========

Supplemental disclosures:
  Interest paid                                                           $   794,117    $   500,951
  Income taxes paid                                                             1,800          2,456

       The accompanying notes are an integral part of these consolidated financial statements.

                                                  6

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                         Item 1. - Financial Statements
         Condensed Notes to Unaudited Consolidated Financial Statements
         --------------------------------------------------------------
                                 March 31, 2007

Note 1. Nature of Business and Significant Accounting Policies

      Nature of Operations: Monadnock Community Bank (the "Bank") provides a variety of financial services to corporations and individuals from its offices in Peterborough, New Hampshire and Winchendon, Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in consumer and small business loans. Prior to June 28, 2004, the Bank was a federally chartered mutual savings bank. On June 28, 2004, in accordance with a Plan of Mutual Holding Company Reorganization and Stock Issuance, the Bank became a federally chartered stock bank and wholly-owned subsidiary of Monadnock Community Bancorp, Inc., a federally chartered stock holding company. Monadnock Community Bancorp, Inc. became a majority owned subsidiary of Monadnock Mutual Holding Company, a federally chartered mutual holding company. On June 28, 2006, in accordance with a Plan of Conversion and Reorganization, the Bank became the wholly-owned subsidiary of Monadnock Bancorp, Inc. (the "Company"), a Maryland chartered stock holding company. Further, Monadnock Mutual Holding Company sold its ownership interest in Monadnock Community Bancorp, Inc. to the public in a "second step" offering and ceased to exist. The Company sold 707,681 shares, par value of $.01 per share or the maximum of the offering range, to the public raising $4.8 million in net proceeds. As part of the conversion, existing public stockholders of Monadnock Community Bancorp, Inc. received 1.3699 shares of Company common stock in exchange for each of their existing shares of Monadnock Community Bancorp, Inc. common stock. All per share amounts, references to common stock and stockholders' equity amounts have been restated as if the conversion had occurred as of the earliest period presented.

      Basis of Presentation: The consolidated financial statements presented in this quarterly report include the accounts of the Bank. The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and predominant practices followed by the financial services industry, and are unaudited. Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2007. In the opinion of the Company's management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made.

      The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2007. Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

      At March 31, 2007, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

Note 2. Earnings Per Share

         Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Weighted average options to purchase 2,602 shares of common stock were outstanding during the first quarter of 2007, but were not included in the computation of weighted average common shares outstanding for purposes of computing diluted earnings per share, because the effect would have been antidilutive.

Note 3. Investments

      The Company classifies its investments in debt securities as securities held-to-maturity, securities available-for-sale or trading securities. Securities held-to-maturity are carried at amortized cost, securities available-for-sale are carried at fair value with unrealized gains and losses shown in accumulated other comprehensive income (loss) as a separate component of stockholders' equity, net of related tax effects, and trading securities are carried at fair value with unrealized gains and losses reflected in earnings. The Company had no securities classified as held-to-maturity or trading securities during 2007 or 2006.

      The amortized cost and estimated fair value of securities at March 31, 2007 and December 31, 2006 are as follows:

                                                              Amortized      Estimated
                                                              Cost Basis     Fair Value
                                                             -----------    -----------

March 31, 2007:
  U. S. Government agency obligations                        $ 3,000,000    $ 2,978,439
  Mortgage-backed securities:
    FNMA                                                      10,552,662     10,578,485
    FHLMC                                                      3,715,270      3,683,758
    GNMA                                                      16,372,686     16,345,500
                                                             -----------    -----------
      Total mortgage-backed securities                        30,640,618     30,607,743
                                                             -----------    -----------
      Total investments in available-for-sale securities     $33,640,618    $33,586,182
                                                             ===========    ===========

December 31, 2006:
  U. S. Government agency obligations                        $ 3,000,000    $ 2,969,063
  Mortgage-backed securities:
    FNMA                                                      11,669,332     11,659,816
    FHLMC                                                      3,921,455      3,869,891
    GNMA                                                      19,927,974     19,821,076
                                                             -----------    -----------
      Total mortgage-backed securities                        35,518,761     35,350,783
                                                             -----------    -----------
      Total investments in available-for-sale securities     $38,518,761    $38,319,846
                                                             ===========    ===========

Note 4.  Loans

      Loans consist of the following at:

                                              March 31,       December 31,
                                                 2007             2006
                                             -----------      ------------
One- to four-family residential              $29,234,465       $27,413,968
Home equity                                    5,574,239         5,825,299
Commercial real estate                         9,159,236         9,251,740
Multifamily                                    1,216,991         1,224,684
Construction and land development loans        1,035,262         1,108,258
Commercial loans                               7,742,658         7,010,047
Consumer loans                                 1,970,696         1,910,504
                                             -----------       -----------
                                              55,933,547        53,744,500
Allowance for loan losses                       (355,038)         (334,917)
Deferred costs, net                              299,581           299,734
                                             -----------       -----------
      Net loans                              $55,878,090       $53,709,317
                                             ===========       ===========

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

      Changes in the allowance for loan losses are as follows:

                                                 Three months ended
                                                      March 31,
                                                --------------------
                                                  2007        2006
                                                --------    --------
Balance at beginning of period                  $334,917    $311,250
Recoveries of loans previously charged off           706
Provision for loan losses                         23,923      13,007
Charge offs                                       (4,508)     (4,363)
                                                --------    --------
Balance at end of period                        $355,038    $319,894
                                                ========    ========

      Information with respect to impaired loans consisted of the following at:

                                                March 31,    December 31,
                                                  2007           2006
                                                ---------    ------------

Recorded investment in impaired loans            $58,434        $60,434
                                                 =======        =======

Impaired loans with specific loss allowances     $58,434        $60,434
                                                 =======        =======

Loss allowances reserved on impaired loans       $ 8,765        $ 9,065
                                                 =======        =======

      The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $60,000 and $309,000 for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007 and 2006, the Company recognized no income on impaired loans.

Note 5. Deposits

      Interest-bearing deposits consisted of the following at:

                                                  March 31,     December 31,
                                                    2007            2006
                                                 -----------    ------------
NOW accounts                                     $ 3,271,547     $ 3,447,510
Savings accounts                                   2,341,678       2,271,000
Money market deposit accounts                      9,437,484       9,625,590
Time certificates                                 39,854,794      40,756,170
                                                 -----------     -----------
                                                 $54,905,503     $56,100,270
                                                 ===========     ===========

                     Monadnock Bancorp, Inc. and Subsidiary
                         Part I - Financial Information
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                March 31, 2007

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

      We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We wish to advise readers that the factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. We do not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

      The following discussion is intended to assist in understanding the financial condition and results of operations of Monadnock Bancorp, Inc. and Monadnock Community Bank. On June 28, 2006, Monadnock Bancorp, Inc. succeeded Monadnock Community Bancorp, Inc. as the holding company of Monadnock Community Bank. Financial information in this report prior to June 28, 2006 is of Monadnock Community Bancorp, Inc. on a consolidated basis. The information contained in this section should be read in conjunction with other sections of management discussion and analysis, including these consolidated financial statements.

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

      Our earnings are primarily dependent upon our net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans and investment securities, and interest expense on interest-bearing liabilities, which principally consist of deposits and borrowings. Our results of operations also are affected by the level of our provisions for loan losses, non-interest income and non-interest expenses. Non-interest income consists primarily of service charges on deposit accounts, merchant fee income and any gain on sale of loans and investments. Non-interest expense consists primarily of salaries and employee benefits, occupancy, equipment, data processing and ATM expense. Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies, Federal Home Loan Bank ("FHLB") dividend policies and actions of regulatory authorities. In addition, as interest rates rise, our loan volume is likely to decrease due to reduced borrower demand, thereby reducing our interest and fee income.

Management Strategy

      Our strategy is to operate as an independent financial institution dedicated to serving the needs of customers in our market area, which consists of western Hillsborough, eastern Cheshire counties in New Hampshire and northern Worcester county in Massachusetts. We intend to continue to increase our loan portfolio and to attract retail deposits, with the goal of expanding our deposit base. This growth is anticipated to include the establishment of a new office, either by acquisition or by exploring opportunities in our market area although we currently have no arrangements or understandings regarding any specific transaction. On June 28, 2006, we completed our conversion to full stock ownership in order to raise additional capital to continue our growth.

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

      Increasing Loan Production. Our strategy of increasing net income includes increasing our loan production. Our business plan anticipates that we will emphasize originating commercial real estate and commercial business loans. Such loans provide higher returns than loans secured by one- to four-family real estate. Commercial real estate and commercial business loans, however, involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on these loans are often dependent on the successful operation or management of the properties or business, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. Our net loan portfolio increased $20.2 million, or 56.6%, from $35.7 million at March 31, 2005 to $55.9 million at March 31, 2007. We plan to continue to grow our loan portfolio with the net proceeds raised in the stock offering.

      Expanding Market Presence Through a New Office. Total assets have grown $20.3 million, or 26.8%, from $75.7 million at March 31, 2005 to $96.0 million at March 31, 2007, as a result of our efforts to expand and market our product lines and using our increased capital base from our 2004 stock offering and our recently completed stock offering to appeal to a wide base of prospective customers. The efforts to increase our market presence have included the Winchendon branch acquisition in October 2004 and evaluating a potential new office in the future. Our business plan contemplates opening a new office in 2007.

      Building Core Deposits. We offer checking accounts, NOW accounts and savings accounts, which generally are lower cost sources of funds than certificates of deposits and are less sensitive to withdrawal when interest rates fluctuate. In order to build our core deposit base, we intend to continue to offer a broad range of deposit products and to increase our core deposits through possible branch acquisitions, or the establishment of a new office although we currently have no arrangements or understandings regarding any specific transaction. Our deposits increased $12.0 million, or 24.6%, to $60.7 million at March 31, 2007 from $48.7 million at March 31, 2005.

      Improving Non-Interest Income. Non-interest income consists primarily of fees, service charges and gains from securities sales. We plan to target programs to increase non-interest income such as the overdraft checking program we instituted in December 2005.

      Maintaining Our Strong Asset Quality. Our high asset quality is reflected in our ratio of non-performing assets to total assets, which was 0.06% at both March 31, 2007 and December 31, 2006. We have introduced new loan products only when we were confident that our staff had the necessary expertise and sound underwriting and collection procedures were in place. In addition to these lending practices, we invest in high grade securities.

      Improving Our Efficiency Ratio. Our infrastructure and fixed operating costs can support a larger asset base. We believe the conversion and offering described above will allow us to increase our asset base through greater loan production which should help improve our efficiency ratio (non-interest expense divided by net-interest income and non-interest income) by generating additional income. Our efficiency ratio was 87.39% and 93.83% for the quarter ended March 31, 2007 and March 31, 2006, respectively.

      All of these initiatives are designed to improve our profitability in future years.

Changes in Financial Condition from December 31, 2006 to March 31, 2007

      Cash and cash equivalents. Cash and cash equivalents increased $2.4 million to $3.5 million at March 31, 2007 from $1.1 million at December 31, 2006. Cash and due from banks decreased $41,000 to $1.0 million at March 31, 2007 from $1.1 million at December 31, 2006 and interest-bearing demand deposits in other financial institutions, including Federal funds sold, increased $2.4 million to $2.5 million at March 31, 2007 from $41,000 at December 31, 2006. The level of interest-bearing deposits, which are short-term overnight investments, fluctuates as investments are made in other earning assets such as loans and investments, and as balances of interest-bearing liabilities such as deposits and FHLB advances fluctuate. Interest-bearing deposits are also used to fund cash and due from bank requirements. The increase in cash and cash equivalents at March 31, 2007 was due to the sale of $2.6 million in mortgage-backed securities, of which proceeds are anticipated to be used for the funding of loans in the second quarter of 2007.

      Investments. Monadnock Bancorp, Inc. classifies its investments in debt securities as securities held-to-maturity, securities available-for-sale or trading securities. Securities held-to-maturity are carried at amortized cost, securities available-for-sale are carried at fair value with unrealized gains and losses shown in accumulated other comprehensive income (loss) as a separate component of stockholders' equity, net of related tax effects, and trading securities are carried at fair value with unrealized gains and losses reflected in earnings. Monadnock Bancorp, Inc. had no securities classified as held-to-maturity or trading securities at March 31, 2007 and December 31, 2006.

      Our investment portfolio decreased $4.7 million, or 12.3%, to $33.6 million at March 31, 2007 from $38.3 million at December 31, 2006. The decrease was due to $3.1 million in principal paydowns of mortgage-backed securities, $2.6 million in sales of mortgage-backed securities, partially offset by $893,000 in purchases of mortgage-backed securities. The proceeds from these principal paydowns on mortgage-backed securities were primarily used to fund loans during the first quarter of 2007.

      At March 31, 2007, the weighted average maturity of mortgage-backed securities available-for-sale was 308 months, based upon their final maturities. However, normal principal repayments and prepayments of mortgage-backed securities are received regularly, substantially reducing their weighted average maturities. The majority of our adjustable rate mortgage-backed securities are one-year adjustable rate securities with a weighted average term to next repricing adjustment of 8 months on average.

      Loans. Our net loan portfolio increased $2.2 million, or 4.1%, from $53.7 million at December 31, 2006 to $55.9 million at March 31, 2007. Loan growth during the first quarter of 2007 was primarily concentrated in one- to four-family residential loans and commercial loans which grew $1.8 million and $733,000, respectively, which was partially offset by a decrease of $251,000 in home equity loans. Our business plan anticipates that loan originations will primarily be concentrated in commercial real estate and commercial business loans.

      Deposits. Our total deposits decreased $691,000, or 1.1%, to $60.7 million at March 31, 2007 from $61.4 million at December 31, 2006. Interest-bearing deposits decreased $1.2 million, to $54.9 million at March 31, 2007 from $56.1 million at December 31, 2006, while non-interest-bearing deposits increased $504,000 to $5.8 million at March 31, 2007 from $5.3 million at December 31, 2006. The decrease in interest-bearing deposits was primarily attributable to time certificates which decreased $901,000 and to a lesser extent Money Market and NOW accounts which decreased $188,000 and $176,000, respectively, partially offset by an increase in savings accounts of $71,000 at March 31, 2007. The decrease in time certificates was attributable to a decrease in the category of time certificates greater than $100,000 which decreased $1.2 million during the first quarter of 2007 to $10.2 million at March 31, 2007 from $11.4 million at December 31, 2006.

      Borrowings. FHLB advances increased $352,000 to $25.3 million at March 31, 2007 from $25.0 million at December 31, 2006. The increase in FHLB advances was used to fund deposit outflow during the first quarter of 2007.

      Principal payments due on other borrowings after March 31, 2007 are $3.0 million in 2007, $425,000 in 2008, $3.9 million in 2009, $4.2 million in 2010,
$3.6 million in 2011 and $10.1 million in years thereafter. The FHLB will require the repayment of $4.0 million of borrowings during 2007 if the three-month LIBOR exceeds specified rates; $3.0 million of which is at a weighted average interest rate of 3.04% maturing in 2009 if the three-month LIBOR exceeds 6.50%. Additionally, the FHLB will require the repayment of $1.0 million of borrowings during 2007 if the three-month LIBOR exceeds 6.50% of which borrowings is at an interest rate of 3.99% maturing in 2014. As of March 31, 2007, the three month LIBOR was at 5.35%. During the fourth quarter of 2006, Monadnock Community Bank borrowed $6.0 million in callable advances from the FHLB. The FHLB has the right to call $2.0 million in borrowings in the second quarter of 2007 of which borrowing is at an interest rate of 3.99% maturing in 2016. In addition, the FHLB has the right to call $4.0 million in borrowings in the fourth quarter of 2007 of which borrowings is at a weighted average interest rate of 4.14% maturing in 2016. Should the FHLB require repayment of the putable and callable borrowings on the put and call dates, the interest cost to replace such borrowings would likely increase.

      Stockholders' Equity. Total stockholders' equity increased $129,000 to $9.8 million at March 31, 2007 from $9.7 million at December 31, 2006. The increase in stockholders' equity was attributable to a decrease of $87,000 in accumulated other comprehensive loss as well as net earnings of $36,000 for the first quarter of 2007. Our equity to assets ratio was 10.21% at March 31, 2007 compared to 10.06% at December 31, 2006.

Comparison of Results of Operations for the Three Months Ended March 31, 2007 and 2006

      General. We recorded net income of $36,000 for the three months ended March 31, 2007 compared with net income of $17,000 for the three months ended March 31, 2006. The increase in earnings for the three months ended March 31, 2007 compared with the same period a year earlier was primarily attributable to an increase in net interest and dividend income of $104,000, an increase in noninterest income of $19,000, partially offset by an increase in noninterest expense of $71,000, an increase in income tax expense of $22,000 and an increase in the provision for loan losses of $11,000.

      Our profitability has been marginal during the last few years primarily due to our high fixed operating costs in relation to the amount of net interest income and non-interest income we generated and our comparatively low net interest margin (net interest income divided by average interest earning assets). Non-interest expense (consisting primarily of salaries and employee benefits) divided by net interest income plus non-interest income, commonly referred to as our efficiency ratio improved from 93.83% for the three months ended March 31, 2006 to 87.39% for the three months ended March 31, 2007. The existing operating platform we have in place relative to the size of our customer base and asset base has tended to negatively impact our profitability. In the event we are unable to generate continued commercial and residential loan volume in 2007, or become reliant on investments in securities, certificates of deposit or FHLB borrowings, our net interest margin may be negatively impacted along with our net earnings potential.

      Net Interest and Dividend Income. Net interest and dividend income increased $104,000, or 20.7%, to $607,000 for the three months ended March 31, 2007 compared with $503,000 for the three months ended March 31, 2006, reflecting a $403,000, or 40.2%, increase in interest and dividend income, and a $299,000, or 59.8%, increase in interest expense. Our interest rate spread decreased to 2.06% for the three months ended March 31, 2007 compared to 2.40% for the three months ended March 31, 2006 but increased from 2.01% for the three months ended December 31, 2006. The decrease in the interest rate spread for the three months ended March 31, 2007 compared with the same period a year earlier was due to a change in the mix of assets to lower yielding investment securities due to our increasing average interest-earning assets by $19.0 million during this period and a change in the mix of liabilities to more interest rate sensitive products such as time certificates and FHLB advances.

      Interest and Dividend Income. Total interest income increased by $403,000, or 40.2%, to $1.4 million for the three months ended March 31, 2007 compared with $1.0 million for the three months ended March 31, 2006. The increase of $403,000 was due to an increase in the average balance of assets of $19.0 million, or 25.4%, to $93.9 million for the three months ended March 31, 2007 from $74.9 million for the three months ended March 31, 2006 coupled with an increase in the yields on interest-earning assets from 5.43% for the three months ended March 31, 2006 to 6.07% for the three months ended March 31, 2007. Interest income on loans increased $210,000, or 29.3%, to $927,000 for the three months ended March 31, 2007 from $717,000 for the same period in 2006, primarily due to a $8.6 million increase in the average balance of loans from $46.0 million for the three months ended March 31, 2006 to $54.6 million for the same period in 2007, and to a lesser extent an increase in loan yields from 6.32% for the three months ended March 31, 2006 to 6.88% for the same period in 2007. The increase in the average balance of loans is primarily attributable to an increase in the average balance of $4.3 million in one- to four-family residential loans as well as a $3.6 million increase in the average balance of commercial, commercial real estate and short-term construction loans. The increase in average loan yields from 6.32% for the three months ended March 31, 2006 to 6.88% for the same period in 2007 was due to an increase in the prime rate of 100 basis points since December 2005, the repricing of teaser home equity loans to their fully indexed interest rate as well as the addition of new loans at higher rates during the last three quarters of 2006 and the first quarter of 2007.

      Interest income on investment securities, FHLB stock and interest-bearing deposits with other financial institutions increased $193,000 for the three months ended March 31, 2007 to $479,000 from $286,000 for the three months ended March 31, 2006. The increase was due to an increase in the average balance of the portfolio by $10.4 million to $39.3 million for the three months ended March 31, 2007, from $28.9 million for the same period in 2006, and to a lesser extent an increase in the overall yield on total investments from 4.01% for the three months ended March 31, 2006 to 4.94% for the same period in

2007. The increase in the average balances in the investment portfolio is the direct result of our leveraging the balance sheet with an increase in funding with time deposits and FHLB advances. The increase in overall yields was due to the repricing of Ginnie Mae adjustable-rate mortgage backed securities by 1% on their reset dates and the purchase of higher yielding securities for the last three quarters of 2006 and the first quarter of 2007.

      Interest Expense. Total interest expense increased by $299,000, or 59.8%, to $799,000 for the three months ended March 31, 2007 from $500,000 for the three months ended March 31, 2006. The increase of $299,000 was due to an increase in the average balance of interest-bearing liabilities of $13.7 million to $80.7 million for the three months ended March 31, 2007 from $67.0 million for the same period in 2006, coupled with an increase in the average overall cost of interest-bearing liabilities to 4.01% for the three months ended March 31, 2007 from 3.03% for the same period in 2006. Interest expense on deposits increased $194,000 to $519,000 for the three months ended March 31, 2007 from $325,000 for the same period in 2006. The increase was due to an increase in the average balances of time certificates of $9.5 million to $39.8 million for the three months ended March 31, 2007 from $30.3 million for the same period in 2006, coupled with an increase in the average costs of time certificates to 4.73% for the three months ended March 31, 2007 from 3.65% for the same period in 2006. Time certificates comprised 72.8% of average interest-bearing deposits for the three months ended March 31, 2007 compared with 64.3% for the same period in 2006. The increase in the average balance of time certificates was the direct result of our advertising interest rate specials and offering competitive rates on time certificates. Average savings deposits decreased $1.9 million to $14.9 million for the three months ended March 31, 2007 from $16.8 million for the same period in 2006. The decrease in the average balance of savings deposits was primarily in money market and savings accounts which decreased $1.6 million and $492,000, respectively, and was attributable to customers transferring these deposits to more attractive short-term time certificates.

      Interest expense on FHLB advances increased $105,000 to $280,000 for the three months ended March 31, 2007 from $175,000 for the three months ended March 31, 2006. The increase was due to an increase in the average balances of FHLB advances of $6.1 million to $26.1 million for the three months ended March 31, 2007 from $20.0 million for the same period in 2006, coupled with an increase in the borrowing costs to 4.35% for the three months ended March 31, 2007 from 3.55% for the same period in 2006. We used the additional funding from FHLB advances to increase our investment securities portfolio. The increase in borrowing costs was primarily due to higher funding costs associated with replacing matured or putable FHLB advances as well as higher costs related to the funding of new borrowings.

      Allowance for Loan Losses. We recorded a provision for loan losses of $24,000 for the three months ended March 31, 2007 compared with $13,000 for the three months ended March 31, 2006. The provision for loan losses of $24,000 consisted of $3,000 related to an overdraft program which was initiated in December 2005 for consumer and business checking customers and $21,000 related to the loan portfolio. We recorded a provision for loan losses of $21,000 during the first quarter of 2007 which was attributable to additional weakness of a commercial loan relationship totaling $285,000, of which $86,000 is guaranteed by the United States Small Business Administration as well as loan volume that was recorded during the first quarter of 2007. The provision for loan losses was $13,000 for the three months ended March 31, 2006 related specifically to the overdraft program mentioned above. The allowance for loan losses as a percent of total loans was 0.63% for March 31, 2007 compared with 0.68% at March 31, 2006. The mix of the loan portfolio continues to be weighted in one- to four-family residential and home equity loans which accounted for 62.2% and 63.4% of total loans at March 31, 2007 and 2006, respectively. These loans generally have a lower credit risk allocation and the portfolio has reduced levels of criticized and classified loans. Our methodology for analyzing the allowance for loan losses consists of specific and general components. The specific components relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience for consumer and commercial loans and peer group loss experience for real estate loans, adjusted for qualitative and quantitative factors. Peer group loss experience, adjusted for qualitative and quantitative factors unique to the Bank, are used in arriving at our general components for residential real estate loans since our historical loss experience has been minimal. Total nonperforming assets increased $58,000 to $58,000 ($50,000 of which is guaranteed by the United States Small Business Administration), or 0.06% of total assets at March 31, 2007 from $0 or, 0.00% of total assets at March 31, 2006. Based on the above discussion, we believe that our allowance for loan losses covers known identifiable loan losses as well as estimated losses inherent in the portfolio for which the losses are probable but not specifically identifiable.

      Total Noninterest Income. Noninterest income increased $19,000, or 28.8%, to $85,000 for the three months ended March 31, 2007 from $66,000 for the three months ended March 31, 2006. The increase was primarily attributable to net gains on sales of available-for-sale securities of $16,000 for the three months ended March 31, 2007 compared with no sales for the same period in 2006.

      Total Noninterest Expenses. Noninterest expenses increased $71,000, or 13.3%, to $605,000 for the three months ended March 31, 2007 compared to $534,000 for the three months ended March 31, 2006. The increase was primarily attributable to a $61,000 increase in salaries and employee benefits. Salaries and employee benefits increased from $263,000, or 49.3%, of total noninterest expense for the three months ended March 31, 2006 to $324,000, or 53.6%, of total noninterest expense for the three months ended March 31, 2007. This increase in salaries and employee benefits expense resulted from an increase in staffing for the commercial lending area, normal salary increases as well as a decrease in the deferrals of loan origination costs.

Risk Elements

      Total nonperforming loans decreased from $60,000 or 0.11% of total loans at December 31, 2006, to $58,000 or 0.10% of total loans at March 31, 2007. The nonperforming loans shown below carry a guarantee by the United States Small Business Administration covering $50,000 and $51,000 of the balance outstanding, respectively, at March 31, 2007 and December 31, 2006.

         As shown in the following table, nonperforming assets as a percentage of total assets were 0.06% and 0.06%, as of March 31, 2007 and December 31, 2006, respectively.
                                                      March 31,    December 31,
                                                         2007          2006
                                                      ---------    ------------
                                                           ($ in Thousands)

Loans 90 days or more past due and still accruing     $       0    $          0
                                                      =========    ============

Total nonperforming loans and nonperforming assets    $      58    $         60
                                                      =========    ============

Nonperforming loans as a percent of total loans         0.10%          0.11%

Nonperforming assets as a percent of total assets       0.06%          0.06%

Liquidity and Commitments

      Historically, we have maintained liquid assets at levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. We regularly review cash flow projections and update them to assure that adequate liquidity is maintained. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.

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

      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products such as residential, commercial and consumer loans. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At March 31, 2007, the total approved loan commitments unfunded amounted to $8.3 million, which includes the unadvanced portion of loans of $6.5 million. Certificates of deposits and advances from the FHLB of Boston scheduled to mature in one year or less at March 31, 2007, totaled $33.5 million and $3.5 million, respectively. Based on historical experience, we believe that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

      At March 31, 2007, we had total collateral available to support an additional $23.0 million in additional advances from the FHLB of Boston, but the Bank's internal policy limits FHLB advances to 40% of total assets which amounts to an additional $11.1 million in borrowing capacity at March 31, 2007.

Stockholders' Equity

      Our stockholders' equity totaled $9.8 million or 10.21% of total assets at March 31, 2007 compared to $9.7 million or 10.06% of total assets at December 31, 2006. The increase in stockholders' equity was attributable to a decrease of $87,000 in accumulated other comprehensive loss and net earnings of $36,000 for the first quarter of 2007.

      Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. As of March 31, 2007, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the subsidiary bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6% and 5%, respectively. The Bank's regulatory capital ratios at March 31, 2007 were as follows: total risk-based capital 18.24%, Tier I risk based 17.51% and Tier I leverage (core capital) 8.75%. There have been no conditions or events since that notification that management believes would cause a change in the Bank's categorization.

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

      The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of non-interest expense. Expense items such as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that we have made. We are unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation.

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

      o  Purchasing adjustable rate securities,

      o  Originating and purchasing adjustable rate loans,

      o  Originating a reasonable volume of fixed rate mortgages,

      o  Managing our deposits to establish stable deposit relationships,

      o Using FHLB advances and pricing on fixed-term non-core deposits to align maturities and repricing terms, and

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. At March 31, 2007, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition, results of operations, or cash flows.

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


                                       Monadnock Bancorp, Inc.

Date: May 8, 2007                      /s/ William M. Pierce, Jr.
                                       --------------------------
                                       William M. Pierce, Jr.
                                       President and Chief Executive Officer


Date: May 8, 2007                      /s/ Karl F. Betz
                                       ----------------
                                       Karl F. Betz
                                       Senior Vice President and Chief
                                       Financial Officer