Form 10QSB
period 2007-06-30
MONADNOCK BANCORP INC
filed 2007-08-10
CIK 1283899

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the Quarterly Period Ended June 30, 2007

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

      As of August 1, 2007, there were 1,293,608 shares issued and 1,293,001 shares outstanding of the issuer's common stock.

      Transitional Small Business Disclosure Format (check one) Yes ( ) No (X)

                                     INDEX

                     Monadnock Bancorp, Inc. and Subsidiary


Part I.  Financial Information                                              Page
         ---------------------                                              ----

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 2007
         (unaudited) and December 31, 2006                                    3

         Condensed Consolidated Statements of Income for the Three and
         Six Months Ended June 30, 2007 and 2006 (unaudited)                  4

         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 2007 and 2006 (unaudited)                      5

         Notes to Unaudited Condensed Consolidated Financial Statements       7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           10

Item 3.  Controls and Procedures                                             19

Part II. Other Information
         -----------------

Item 1.  Legal Proceedings                                                   20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         20

Item 3.  Defaults upon Senior Securities                                     20

Item 4.  Submission of Matters to a Vote of Security Holders                 21

Item 5.  Other Information                                                   21

Item 6.  Exhibits                                                            21

SIGNATURES                                                                   22

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                         Item 1 - Financial Statements
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                                 June 30,        December 31,
ASSETS                                                                             2007              2006
------                                                                         -----------       ------------
                                                                               (Unaudited)
Cash and due from banks                                                        $  2,619,164      $ 1,057,602
Interest-bearing demand deposits with other banks                                       728              587
Federal funds sold                                                                1,335,000           40,000
                                                                               ------------      -----------
      Total cash and cash equivalents                                             3,954,892        1,098,189
Interest-bearing time deposit in other bank                                         100,000          100,000
Investments in available-for-sale securities (at fair value)                     35,226,991       38,319,846
Federal Home Loan Bank stock, at cost                                             1,418,800        1,328,300
Loans, net of allowance for loan losses of $373,736 as of June 30, 2007
   and $334,917 as of December 31, 2006                                          58,118,429       53,709,317
Premises and equipment                                                              816,070          786,815
Goodwill                                                                            132,293          132,293
Core deposit intangible                                                              71,125           81,625
Accrued interest receivable                                                         439,610          427,679
Other assets                                                                        223,919          200,672
                                                                               ------------      -----------
      Total assets                                                             $100,502,129      $96,184,736
                                                                               ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                         $  5,394,704      $ 5,261,639
   Interest-bearing                                                              60,186,972       56,100,270
                                                                               ------------      -----------
      Total deposits                                                             65,581,676       61,361,909
Federal Home Loan Bank advances                                                  25,099,287       24,965,119
Other liabilities                                                                   254,866          181,908
                                                                               ------------      -----------
      Total liabilities                                                          90,935,829       86,508,936
                                                                               ------------      -----------
Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized 2,000,000 shares; issued and outstanding none
  Common stock, par value $.01 per share; authorized 10,000,000 shares; 1,293,608 shares issued, 1,293,001 and 1,293,608 outstanding
   at June 30, 2007 and December 31, 2006, respectively                              12,936           12,936
  Paid-in capital                                                                 7,734,132        7,725,786
  Retained earnings                                                               2,682,208        2,627,752
  Unearned compensation - ESOP                                                     (431,445)        (431,445)
  Unearned compensation - Recognition and Retention Plan                           (310,249)        (139,104)
  Accumulated other comprehensive loss                                             (117,154)        (120,125)
  Treasury stock, at cost (607 shares at June 30, 2007)                              (4,128)
                                                                               ------------      -----------
      Total stockholders' equity                                                  9,566,300        9,675,800
                                                                               ------------      -----------
      Total liabilities and stockholders' equity                               $100,502,129      $96,184,736
                                                                               ============      ===========

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

                                                      3

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                         Item 1 - Financial Statements
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (UNAUDITED)

                                                             Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                          ------------------------     ------------------------
                                                             2007          2006           2007          2006
                                                          ----------    ----------     ----------    ----------
Interest and dividend income:
  Interest and fees on loans                              $  973,404    $  789,055     $1,900,205    $1,506,358
  Interest on investments-taxable                            430,326       260,807        881,177       521,953
  Other interest income                                       58,968        19,381         87,361        44,339
                                                          ----------    ----------     ----------    ----------
      Total interest and dividend income                   1,462,698     1,069,243      2,868,743     2,072,650
                                                          ----------    ----------     ----------    ----------
Interest expense:
  Interest on deposits
                                                             566,332       415,895      1,085,015       740,810
  Interest on Federal Home Loan Bank advances                270,378       149,573        550,219       324,895
                                                          ----------    ----------     ----------    ----------
      Total interest expense                                 836,710       565,468      1,635,234     1,065,705
                                                          ----------    ----------     ----------    ----------
      Net interest and dividend income                       625,988       503,775      1,233,509     1,006,945
Provision (benefit) for loan losses                           21,000          (725)        44,923        12,282
                                                          ----------    ----------     ----------    ----------
      Net interest and dividend income
       after provision (benefit) for loan losses             604,988       504,500      1,188,586       994,663
                                                          ----------    ----------     ----------    ----------
Noninterest income:
  Service charges on deposits                                 50,677        50,364        103,572       103,281
  Net gain on sales of available-for-sale securities                                       16,081
  Loan commissions                                             2,246                        2,246
  Other income                                                11,513        17,218         27,055        30,272
                                                          ----------    ----------     ----------    ----------
      Total noninterest income                                64,436        67,582        148,954       133,553
                                                          ----------    ----------     ----------    ----------
Noninterest expense:
  Salaries and employee benefits                             326,962       282,477        650,995       545,258
  Occupancy expense                                           37,954        37,823         76,532        76,464
  Equipment expense                                           22,031        21,237         43,526        44,232
  Data processing                                             46,640        48,995         97,489        98,774
  Blanket bond insurance                                       4,727         4,988          6,796        10,499
  Professional fees                                           42,915        29,136         85,625        64,143
  Supplies and printing                                        7,634         9,636         20,339        19,465
  Telephone expense                                           12,843        13,186         25,794        25,816
  Marketing expense                                           24,162        17,039         36,393        32,136
  Postage expense                                             10,066        10,129         19,509        19,585
  Other expense                                               98,656        84,240        176,356       156,531
                                                          ----------    ----------     ----------    ----------
      Total noninterest expense                              634,590       558,886      1,239,354     1,092,903
                                                          ----------    ----------     ----------    ----------
  Income before income tax expense                            34,834        13,196         98,186        35,313
Income tax expense                                            16,583           726         43,730         5,677
                                                          ----------    ----------     ----------    ----------
      Net income                                          $   18,251    $   12,470     $   54,456    $   29,636
                                                          ==========    ==========     ==========    ==========

Shares used in computing net income per share:
  Basic                                                    1,202,866     1,250,855      1,207,512     1,250,227
  Diluted                                                  1,240,035     1,285,441      1,240,019     1,284,183
Net income per share - basic                              $     0.02    $     0.01     $     0.05    $     0.02
Net income per share - diluted                            $     0.01    $     0.01     $     0.04    $     0.02

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

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                 ---------------------------
                                                                                     2007            2006
                                                                                 -----------     -----------
Cash flows from operating activities:
Net income                                                                       $    54,456     $    29,636
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Net gains on sales of available-for-sale securities                                (16,081)
  Net amortization of securities                                                      36,679          39,460
  Change in deferred loan origination costs, net                                     (16,446)        (50,949)
  Provision for loan losses                                                           44,923          12,282
  Recognition of stock option expense                                                 13,531          10,579
  Depreciation and amortization                                                       53,160          53,183
  Increase in accrued interest receivable                                            (11,931)        (23,213)
  Amortization of core deposit intangible                                             10,500          11,500
  Increase in other assets                                                              (114)        (17,040)
  Decrease in loan servicing rights and interest-only strips, net                     12,704           3,610
  Increase in prepaid expenses                                                       (43,409)        (69,541)
  Decrease in taxes receivable                                                         7,299           5,719
  Increase in taxes payable                                                           15,670
  Deferred income tax benefit                                                         (1,675)         (1,127)
  Increase in accrued ESOP and Recognition and Retention Plan                         22,951          16,916
  (Decrease) increase in accrued expenses                                            (10,794)         95,420
  Decrease in accrued interest payable                                                (1,856)         (8,068)
  Increase in other liabilities                                                       46,987           8,822
                                                                                 -----------     -----------

Net cash provided by operating activities                                            216,554         117,189
                                                                                 -----------     -----------

Cash flows from investing activities:
  Purchases of available-for-sale securities                                      (7,072,624)     (3,395,103)
  Proceeds from sales of available-for-sale securities                             2,645,150
  Principal payments received on available-for-sale securities                     7,504,650       3,795,753
  Redemption of Federal Home Loan Bank stock                                                         250,400
  Purchase of Federal Home Loan Bank stock                                           (90,500)
  Loan originations and principal collections, net                                (4,171,472)     (2,906,975)
  Loans purchased                                                                   (532,813)     (1,944,536)
  Loan participations sold                                                           265,024
  Recoveries of previously charged off loans                                           1,672              59
  Capital expenditures - premises and equipment                                      (82,415)        (51,483)
                                                                                 -----------     -----------

Net cash used in investing activities                                             (1,533,328)     (4,251,885)
                                                                                 -----------     -----------

Cash flows from financing activities:
  Net increase (decrease) in demand deposits, savings and NOW deposits             1,595,370      (1,471,755)
  Net increase in time deposits                                                    2,624,397       6,197,252
  Net change on short-term advances from Federal Home Loan Bank                   (1,000,000)
  Long-term advances from Federal Home Loan Bank                                   5,326,168       1,610,411
  Payments on long-term advances from Federal Home Loan Bank                      (4,192,000)     (3,815,339)
  Liquidation of Monadnock Mutual Holding Company                                                     50,000
  Net proceeds from issuance of common stock (total proceeds of $5,661,448,
   less offering costs of $808,497)                                                                4,852,951
  Purchase of common stock for treasury                                               (4,128)
  Purchase of 25,931 shares for MRP                                                 (176,330)
                                                                                 -----------     -----------

Net cash provided by financing activities                                          4,173,477       7,423,520
                                                                                 -----------     -----------


                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                    Six Months Ended June 30, 2007 and 2006
                    ---------------------------------------
                                  (UNAUDITED)
                                  (continued)

                                                                                     2007            2006
                                                                                 -----------     -----------
Net increase in cash and cash equivalents                                          2,856,703       3,288,824
Cash and cash equivalents at beginning of period                                   1,098,189         855,026
                                                                                 -----------     -----------
Cash and cash equivalents at end of period                                       $ 3,954,892     $ 4,143,850
                                                                                 ===========     ===========

Supplemental disclosures:
  Interest paid                                                                  $ 1,637,090     $ 1,073,773
  Income taxes paid                                                                   32,300           2,456
  Commitment to purchase 17,000 ESOP shares                                                          133,450

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                      6

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                         Item 1. - Financial Statements
         Condensed Notes to Unaudited Consolidated Financial Statements
         --------------------------------------------------------------
                                 June 30, 2007

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

      The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2007. Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

      At June 30, 2007, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

Note 2. Earnings Per Share

      Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Weighted average options to purchase 2,602 shares of common stock were outstanding during the first and second quarters of 2007, but were not included in the computation of weighted average common shares outstanding for purposes of computing diluted earnings per share, because the effect would have been antidilutive.

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

      The amortized cost and estimated fair value of securities at June 30, 2007 and December 31, 2006 are as follows:

                                                              Amortized      Estimated
                                                              Cost Basis     Fair Value
                                                             -----------    -----------

June 30, 2007:
  U. S. Government agency obligations                        $ 2,000,000    $ 1,981,250
  Mortgage-backed securities:
    FNMA                                                      13,353,812     13,232,008
    FHLMC                                                      5,919,177      5,891,703
    GNMA                                                      14,147,998     14,122,030
                                                             -----------    -----------
      Total mortgage-backed securities                        33,420,987     33,245,741
                                                             -----------    -----------
      Total investments in available-for-sale securities     $35,420,987    $35,226,991
                                                             ===========    ===========

December 31, 2006:
  U. S. Government agency obligations                        $ 3,000,000    $ 2,969,063
  Mortgage-backed securities:
    FNMA                                                      11,669,332     11,659,816
    FHLMC                                                      3,921,455      3,869,891
    GNMA                                                      19,927,974     19,821,076
                                                             -----------    -----------
      Total mortgage-backed securities                        35,518,761     35,350,783
                                                             -----------    -----------
      Total investments in available-for-sale securities     $38,518,761    $38,319,846
                                                             ===========    ===========

Note 4. Loans

      Loans consist of the following at:

                                               June 30,       December 31,
                                                 2007             2006
                                             -----------      ------------
One- to four-family residential              $29,197,383       $27,413,968
Home equity                                    5,479,876         5,825,299
Commercial real estate                        11,827,220         9,251,740
Multifamily                                    1,395,246         1,224,684
Construction and land development loans          738,800         1,108,258
Commercial loans                               7,349,186         7,010,047
Consumer loans                                 2,188,274         1,910,504
                                             -----------       -----------
                                              58,175,985        53,744,500
Allowance for loan losses                       (373,736)         (334,917)
Deferred costs, net                              316,180           299,734
                                             -----------       -----------
      Net loans                              $58,118,429       $53,709,317
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

      Changes in the allowance for loan losses were as follows for the six months ended June 30:

                                                  2007        2006
                                                --------    --------
Balance at beginning of period                  $334,917    $311,250
Recoveries of loans previously charged off         1,672          59
Provision for loan losses                         44,923      12,282
Charge offs                                       (7,776)    (10,823)
                                                --------    --------
Balance at end of period                        $373,736    $312,768
                                                ========    ========

      Information with respect to impaired loans consisted of the following at:

                                                June 30,    December 31,
                                                  2007          2006
                                                --------    ------------

Recorded investment in impaired loans           $340,448       $60,434
                                                ========       =======

Impaired loans with specific loss allowances    $239,556       $60,434
                                                ========       =======

Loss allowances reserved on impaired loans      $ 68,000       $ 9,065
                                                ========       =======

      The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $137,000 and $154,000 for the six months ended June 30, 2007 and 2006, respectively. During the three and six months ended June 30, 2007 and 2006, the Company recognized no income on impaired loans.

Note 5. Deposits

      Interest-bearing deposits consisted of the following at:

                                                   June 30,     December 31,
                                                     2007           2006
                                                 -----------    ------------
NOW accounts                                     $ 4,885,222     $ 3,447,510
Savings accounts                                   2,244,375       2,271,000
Money market deposit accounts                      9,676,808       9,625,590
Time certificates                                 43,380,567      40,756,170
                                                 -----------     -----------
                                                 $60,186,972     $56,100,270
                                                 ===========     ===========

Note 6. Recent Events

      On July 25, 2007, the Company announced a Stock Repurchase Program ("Program"), whereby the Company's Board of Directors authorized the repurchase of up to 5.0% of its outstanding common stock or up to 64,650 shares of common stock. These shares will be purchased at prevailing market prices from time to time over a twelve-month period depending upon market conditions. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

                     Monadnock Bancorp, Inc. and Subsidiary
                         Part I - Financial Information
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                 June 30, 2007

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

      Our earnings are primarily dependent upon our net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans and investment securities, and interest expense on interest-bearing liabilities, which principally consist of deposits and borrowings. Our results of operations also are affected by the level of our provisions for loan losses, non-interest income and non-interest expenses. Non-interest income consists primarily of service charges on deposit accounts, point of sale income from debit and credit card transactions and any gain on sale of loans and investments. Non-interest expense consists primarily of salaries and employee benefits, occupancy, equipment, data processing and ATM expense. Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies, Federal Home Loan Bank ("FHLB") dividend policies and actions of regulatory authorities. In addition, as interest rates rise, our loan volume is likely to decrease due to reduced borrower demand, thereby reducing our interest and fee income.

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

      Increasing Loan Production. Our strategy of increasing net income includes increasing our loan production. Our business plan anticipates that we will emphasize originating commercial real estate and commercial business loans. Such loans provide higher returns than loans secured by one- to four-family real estate. Commercial real estate and commercial business loans, however, involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on these loans are often dependent on the successful operation or management of the properties or business, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. Our net loan portfolio increased $8.7 million, or 17.6%, from $49.4 million at June 30, 2006 to $58.1 million at June 30, 2007. We plan to continue to grow our loan portfolio with the net proceeds raised in the stock offering.

      Expanding Market Presence Through a New Office. Total assets have grown $17.2 million, or 20.6%, from $83.3 million at June 30, 2006 to $100.5 million at June 30, 2007, as a result of our efforts to expand and market our product lines and using our increased capital base from our 2004 stock offering and our 2006 stock offering to appeal to a wide base of prospective customers. The efforts to increase our market presence have included the Winchendon branch acquisition in October 2004 and evaluating a potential new office in the future. Our business plan contemplates opening a new office at a future date.

      Building Core Deposits. We offer checking accounts, NOW accounts and savings accounts, which generally are lower cost sources of funds than certificates of deposits and are less sensitive to withdrawal when interest rates fluctuate. In order to build our core deposit base, we intend to continue to offer a broad range of deposit products and to increase our core deposits through possible branch acquisitions, or the establishment of a new office although we currently have no arrangements or understandings regarding any specific transaction. Our deposits increased $7.6 million, or 13.1%, to $65.6 million at June 30, 2007 from $58.0 million at June 30, 2006.

      Improving NonInterest Income. Noninterest income consists primarily of fees, service charges and gains from securities sales. We plan to target programs to increase noninterest income such as the overdraft checking program we instituted in December 2005.

      Maintaining Our Strong Asset Quality. Our high asset quality is reflected in our ratio of non-performing assets to total assets, which was 0.34% and 0.06%, respectively, at June 30, 2007 and December 31, 2006. We have introduced new loan products only when we were confident that our staff had the necessary expertise and sound underwriting and collection procedures were in place. In addition to these lending practices, we invest in high grade securities.

      Improving Our Efficiency Ratio. Our infrastructure and fixed operating costs can support a larger asset base. We believe the conversion and offering described above will allow us to increase our asset base through greater loan production which should help improve our efficiency ratio (noninterest expense divided by net interest and dividend income and noninterest income) by generating additional income. Our efficiency ratio was 91.91% and 89.65% for the three and six months ended June 30, 2007 compared with 97.82% and 95.83% for the three and six months ended June 30, 2006.

      All of these initiatives are designed to improve our profitability in future years.

Changes in Financial Condition from December 31, 2006 to June 30, 2007

      Cash and cash equivalents. Cash and cash equivalents increased $2.9 million to $4.0 million at June 30, 2007 from $1.1 million at December 31, 2006. Cash and due from banks increased $1.5 million to $2.6 million at June 30, 2007 from $1.1 million at December 31, 2006 and interest-bearing demand deposits with other banks, including Federal funds sold, increased $1.3 million to $1.3 million at June 30, 2007 from $41,000 at December 31, 2006. The level of interest-bearing deposits, which are short-term overnight investments, fluctuates as investments are made in other earning assets such as loans and investments, and as balances of interest-bearing liabilities such as deposits and FHLB advances fluctuate. Interest-bearing deposits are also used to fund cash and due from bank requirements. The increase in cash and due from banks during the six months ended June 30, 2007 was due to an increase in the amount of items processed through our depository bank accounts that settled subsequent to the end of the reporting period.

      Investments. Monadnock Bancorp, Inc. classifies its investments in debt securities as securities held-to-maturity, securities available-for-sale or trading securities. Securities held-to-maturity are carried at amortized cost, securities available-for-sale are carried at fair value with unrealized gains and losses shown in accumulated other comprehensive income (loss) as a separate component of stockholders' equity, net of related tax effects, and trading securities are carried at fair value with unrealized gains and losses reflected in earnings. Monadnock Bancorp, Inc. had no securities classified as held-to-maturity or trading securities at June 30, 2007 and December 31, 2006.

      Our investment portfolio decreased $3.1 million, or 8.1%, to $35.2 million at June 30, 2007 from $38.3 million at December 31, 2006. The decrease was due to $6.5 million in principal paydowns of mortgage-backed securities, $2.6 million in sales of mortgage-backed securities, $1.0 million in matured U.S. Government agency obligations, partially offset by $7.1 million in purchases of mortgage-backed securities. The net proceeds from the investment portfolio were used to fund loans during the first six months of 2007.

      At June 30, 2007, the weighted average maturity of mortgage-backed securities available-for-sale was 305 months, based upon their final maturities. However, principal prepayments of mortgage-backed securities are received regularly, substantially reducing their weighted average maturities. The majority of our adjustable rate mortgage-backed securities are one-year adjustable rate securities with a weighted average term to next repricing adjustment of 10 months on average.

      Loans. Our net loan portfolio increased $4.4 million, or 8.2%, from $53.7 million at December 31, 2006 to $58.1 million at June 30, 2007. Loan growth during the first six months of 2007 was primarily concentrated in commercial real estate loans and one- to four-family residential loans which grew $2.6 million and $1.8 million, respectively. Our business plan anticipates that loan originations for 2007 will primarily be concentrated in commercial real estate and commercial business loans.

      Deposits. Our total deposits increased $4.2 million, or 6.8%, to $65.6 million at June 30, 2007 from $61.4 million at December 31, 2006. Interest-bearing deposits increased $4.1 million, to $60.2 million at June 30, 2007 from $56.1 million at December 31, 2006, while non-interest-bearing deposits increased $133,000 to $5.4 million at June 30, 2007 from $5.3 million at December 31, 2006. The increase in interest-bearing deposits was primarily attributable to time certificates and NOW accounts which increased $2.6 million and $1.4 million, respectively. The increase in time certificates was the direct result of our marketing initiatives in this area as well as paying competitive rates on this product. The increase in NOW accounts was primarily due to a large deposit account received at the end of the second quarter.

      Borrowings. FHLB advances increased $134,000 to $25.1 million at June 30, 2007 from $25.0 million at December 31, 2006.

      Principal payments due on FHLB advances after June 30, 2007 are $1.5 million in 2007, $425,000 in 2008, $3.9 million in 2009, $5.5 million in 2010,
$3.6 million in 2011 and $10.1 million in years thereafter. The FHLB will require the repayment of $4.0 million of borrowings during 2007 if the three-month LIBOR exceeds specified rates; $3.0 million of which is at a weighted average interest rate of 3.04% maturing in 2009 if the three-month LIBOR exceeds 6.50%. Additionally, the FHLB will require the repayment of $1.0 million of borrowings during 2007 if the three-month LIBOR exceeds 6.50% of which borrowings is at an interest rate of 3.99% maturing in 2014. As of June 30, 2007, the three month LIBOR was at 5.36%. During the fourth quarter of 2006 and the second quarter of 2007, Monadnock Community Bank borrowed $6.0 million in callable advances from the FHLB. The FHLB has the right to call $2.0 million in borrowings in the third quarter of 2007 of which borrowing is at an interest rate of 4.18% maturing in 2017. In addition, the FHLB has the right to call $4.0 million in borrowings in the fourth quarter of 2007 of which borrowings is at a weighted average interest rate of

4.14% maturing in 2016. Should the FHLB require repayment of the putable and callable borrowings on the put and call dates, the interest cost to replace such borrowings would likely increase.

      Stockholders' Equity. Total stockholders' equity decreased $110,000 to $9.6 million at June 30, 2007 from $9.7 million at December 31, 2006. The decrease in stockholders' equity was attributable to a decrease of $180,000 related to the purchase of 26,538 shares of common stock that were used to fund the 2007 Equity Incentive Plan, partially offset by net earnings of $54,000 for the first six months of 2007. Our equity to assets ratio was 9.52% at June 30, 2007 compared to 10.06% at December 31, 2006.

      On May 25, 2007, the Company announced a Stock Repurchase Program ("Program"), whereby the Company's Board of Directors authorized the repurchase of up to 2.05% or 26,538 shares of the Company's outstanding common shares. The purpose of the repurchase was to fund the Monadnock Bancorp, Inc. 2007 Equity Incentive Plan for restricted stock awards approved by stockholders at the 2007 annual meeting of stockholders. As of June 30, 2007, the Company had completed the Stock Repurchase Program, noted above, having purchased 26,538 shares of common stock for $180,458, or a weighted average per share price of $6.80.

Comparison of Results of Operations for the Three Months Ended June 30, 2007 and 2006

      General. We recorded net income of $18,000 for the three months ended June 30, 2007 compared with net income of $12,000 for the three months ended June 30, 2006. The increase in earnings for the three months ended June 30, 2007 compared with the same period a year earlier was primarily attributable to an increase in net interest and dividend income of $122,000, partially offset by an increase in noninterest expense of $76,000, an increase in the provision for loan losses of $22,000 and an increase in income tax expense of $16,000. Net income for the second quarter of 2006 was $9,000 ($14,000 on a pre-tax basis) lower than anticipated as a result of a change in the FHLB dividend schedule.

      Our profitability has been marginal during the last few years primarily due to our high fixed operating costs in relation to the amount of net interest and dividend income and noninterest income we generated and our comparatively low net interest margin (net interest and dividend income divided by average interest earning assets). Noninterest expense (consisting primarily of salaries and employee benefits) divided by net interest income plus noninterest income, commonly referred to as our efficiency ratio improved from 97.82% and 95.83% for the three and six months ended June 30, 2006, respectively, to 91.91% and 89.65% for the three and six months ended June 30, 2007, respectively. The existing operating platform we have in place relative to the size of our customer base and asset base has tended to negatively impact our profitability. In the event we are unable to generate continued commercial and residential loan volume in 2007, or become reliant on investments in securities, certificates of deposit or FHLB borrowings, our net interest margin may be negatively impacted along with our net earnings potential. Net earnings may also be negatively impacted during the last six months of 2007 due to the costs associated with becoming compliant with Section 404 of the Sarbanes-Oxley Act of 2002 by December 31, 2007 as a non-accelerated filer.

      Net Interest and Dividend Income. Net interest and dividend income increased $122,000, or 24.2%, to $626,000 for the three months ended June 30, 2007 compared with $504,000 for the three months ended June 30, 2006, reflecting a $394,000, or 36.9%, increase in interest and dividend income, and a $272,000, or 48.1%, increase in interest expense. Our interest rate spread decreased to 2.04% for the three months ended June 30, 2007 compared to 2.23% for the three months ended June 30, 2006 and 2.06% for the three months ended March 31, 2007. The impact of the delay in the declaration of the FHLB dividend noted above in 2006 resulted in a decrease in the interest rate spread of 7 basis points for the quarter ended June 30, 2006. The decrease in the interest rate spread for the three months ended June 30, 2007 compared with the same period a year earlier was due to a change in the mix of assets to lower yielding investment securities as a result of our increasing average interest-earning assets by $18.6 million during this period. In addition, the change in the mix of liabilities to more interest rate sensitive products such as time certificates and FHLB advances resulted in net interest margin compression for the quarter ended June 30, 2007 when compared with the quarter ended June 30, 2006.

      Interest and Dividend Income. Total interest income increased by $394,000, or 36.9%, to $1.5 million for the three months ended June 30, 2007 compared with $1.1 million for the three months ended June 30, 2006. The increase of $394,000 was due to an increase in the average balance of assets of $18.6 million, or 24.3%, to $95.3 million for the three months ended June 30, 2007 from $76.7 million for the three months ended June 30, 2006 coupled with an increase in the yields on interest-earning assets from 5.59% for the three months ended June 30, 2006 to 6.16% for the three months ended June 30, 2007. Interest and fees on loans increased $184,000, or 23.3%, to $973,000 for the three months ended June 30, 2007 from $789,000 for the same period in 2006, primarily due to a $8.4 million increase in the average balance of loans from $48.5 million for the three months ended June 30, 2006 to $56.9 million for the same period in 2007, and to a lesser extent an increase in loan yields from 6.53% for the three months ended June 30, 2006 to 6.87% for the same period in 2007. The increase in the average balance of loans was primarily attributable to an increase in the average balance of $4.8 million in one- to four-family residential loans, a $2.8 million increase in the average balance of commercial, commercial real estate and short-term construction loans as well as a $754,000 increase in the average balance of multifamily real estate loans. The increase in average loan yields from 6.53% for the three months ended June 30, 2006 to 6.87% for the same period in 2007 was due to an increase in the prime rate of 50 basis points since March 2006, the repricing of teaser home equity loans to their fully indexed interest rate as well as the addition of new loans at higher rates during the last two quarters of 2006 and the first two quarters of 2007.

      Interest income on investment securities, FHLB stock and interest-bearing deposits with other banks increased $209,000 for the three months ended June 30, 2007 to $489,000 from $280,000 for the three months ended June 30, 2006. The increase of $209,000 was due to an increase in the average balance of the portfolio by $10.2 million to $38.4 million for the three months ended June 30, 2007, from $28.2 million for the same period in 2006, coupled with an increase in the overall yield on total investments from 3.99% for the three months ended June 30, 2006 to 5.11% for the same period in 2007. The increase in the average balances in the investment portfolio was the direct result of our leveraging the balance sheet with an increase in funding with time deposits and FHLB advances. The increase in overall yield was due to the repricing of Ginnie Mae adjustable-rate mortgage backed securities by 1% on their reset dates and the purchase of higher yielding securities during the last two quarters of 2006 and the first two quarters of 2007.

      Interest Expense. Total interest expense increased by $272,000, or 48.1%, to $837,000 for the three months ended June 30, 2007 from $565,000 for the three months ended June 30, 2006. The increase of $272,000 was due to an increase in the average balance of interest-bearing liabilities of $13.9 million to $81.4 million for the three months ended June 30, 2007 from $67.5 million for the same period in 2006, coupled with an increase in the average overall cost of interest-bearing liabilities to 4.12% for the three months ended June 30, 2007 from 3.36% for the same period in 2006. Interest expense on deposits increased $150,000 to $566,000 for the three months ended June 30, 2007 from $416,000 for the same period in 2006. The increase was due to an increase in the average balance of time certificates of $6.6 million to $41.5 million for the three months ended June 30, 2007 from $34.9 million for the same period in 2006, coupled with an increase in the average cost of time certificates to 4.86% for the three months ended June 30, 2007 from 4.18% for the same period in 2006. Time certificates comprised 73.6% of the average balance of interest-bearing deposits for the three months ended June 30, 2007 compared with 69.2% for the same period in 2006. The increase in the average balance of time certificates was the direct result of our advertising interest rate specials and offering competitive rates on time certificates. The average balance of savings deposits decreased $633,000 to $14.9 million for the three months ended June 30, 2007 from $15.5 million for the same period in 2006. The decrease in the average balance of savings deposits was primarily in money market and savings accounts which decreased $581,000 and $309,000, respectively, and was attributable to customers transferring these deposits to more attractive short-term time certificates.

      Interest expense on FHLB advances increased $121,000 to $270,000 for the three months ended June 30, 2007 from $149,000 for the three months ended June 30, 2006. The increase was due to an increase in the average balances of FHLB advances of $7.9 million to $25.0 million for the three months ended June 30, 2007 from $17.1 million for the same period in 2006, coupled with an increase in the borrowing costs to 4.35% for the three months ended June 30, 2007 from 3.52% for the same period in 2006. We used the additional funding from FHLB advances to increase our investment securities portfolio. The increase in borrowing costs was primarily due to higher funding costs associated with replacing matured, callable or putable FHLB advances as well as higher costs related to the funding of new borrowings.

      Allowance for Loan Losses. We recorded a provision for loan losses of $21,000 for the three months ended June 30, 2007 compared with a benefit for loan losses of $1,000 for the three months ended June 30, 2006. The provision for loan losses of $21,000 consisted of $1,000 related to an overdraft program which was initiated in December 2005 for consumer and business checking customers and $20,000 related to the loan portfolio. The provision for loan losses of $20,000 recorded during the second quarter of 2007 was attributable to the weakness of a commercial loan relationship totaling $282,000, of which $86,000 is guaranteed by the United States Small Business Administration as well as loan volume that was recorded during the second quarter of 2007. The benefit for loan losses of $1,000 for the three months ended June 30, 2006 related specifically to the overdraft program mentioned above. The allowance for loan losses as a percent of total loans was 0.64% at June 30, 2007 compared with 0.63% at June 30, 2006. The mix of the loan portfolio continues to be weighted in one- to four-family residential and home equity loans which accounted for 59.6% and 62.9% of total loans at June 30, 2007 and 2006, respectively. These loans generally have a lower credit risk allocation and the portfolio has reduced levels of criticized and classified loans. Our methodology for analyzing the allowance for loan losses consists of specific and general components. The specific components relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience and qualitative and quantitative factors unique to the Bank for consumer, residential and commercial loans. Total nonperforming assets increased $340,000 to $340,000 ($137,000 of which is guaranteed by the United States Small Business Administration), or 0.34% of total assets at June 30, 2007 from $0 or, 0.00% of total assets at June 30, 2006. Based on the above discussion, we believe that our allowance for loan losses covers known identifiable loan losses as well as estimated losses inherent in the portfolio for which the losses are probable but not specifically identifiable.

      Total Noninterest Income. Noninterest income decreased $4,000, or 5.9%, to $64,000 for the three months ended June 30, 2007 from $68,000 for the three months ended June 30, 2006. The decrease was primarily attributable to increased amortization expense on servicing rights related to the repurchase of a United States Small Business Administration loan that originally had been sold.

      Total Noninterest Expenses. Noninterest expense increased $76,000, or 13.6% to $635,000 for the three months ended June 30, 2007 compared with $559,000 for the three months ended June 30, 2006. Salaries and employee benefits expense increased $45,000 from $282,000, or 50.4%, of total noninterest expense for the three months ended June 30, 2006 to $327,000, or 51.5%, of total noninterest expense for the three months ended June 30, 2007. This increase in salaries and employee benefits expense resulted from an increase in staffing for the commercial lending area, normal salary increases, increases related to stock benefit plans, partially offset by an increase in the deferrals of loan origination costs. Other increases in noninterest expense related to a $14,000 increase in professional fees and a $15,000 increase in other expenses primarily related to enhanced internet security and certain one time non-recurring expenses.

Comparison of Results of Operations for the Six Months Ended June 30, 2007 and 2006

      General. We recorded net income of $54,000 for the six months ended June 30, 2007 compared with net income of $30,000 for the six months ended June 30, 2006. The increase in earnings for the six months ended June 30, 2007 compared with the same period a year earlier was primarily attributable to an increase in net interest and dividend income of $227,000, an increase in noninterest income of $15,000, partially offset by an increase in noninterest expense of $146,000, an increase in the provision for loan losses of $33,000 and an increase in income tax expense of $38,000.

      Net Interest and Dividend Income. Net interest and dividend income increased $227,000, or 22.5%, to $1.2 million for the six months ended June 30, 2007 compared with $1.0 million for the six months ended June 30, 2006, reflecting a $796,000, or 38.4%, increase in interest and dividend income, and a $569,000, or 53.4%, increase in interest expense. Our interest rate spread decreased to 2.05% for the six months ended June 30, 2007 compared to 2.32% for the six months ended June 30, 2006. The net interest margin for the six months ended June 30, 2007 was 2.63% compared to 2.68% for the six months ended June 30, 2006. The impact of the delay in the declaration of the FHLB dividend in 2006 noted earlier resulted in a decrease in the interest rate spread and net interest margin of 3 basis points each for the six months ended June 30, 2006. The decrease in the interest rate spread for the six months ended June 30, 2007 compared with the same period a year earlier was due to a change in the mix of assets to lower yielding investment securities as a result of our increasing average interest earning assets by $18.8 million during this period. In addition, the change in the mix of liabilities to more interest rate sensitive products such as time certificates and FHLB advances resulted in net interest margin compression for the six months ended June 30, 2007 when compared with the six months ended June 30, 2006.

      Interest and Dividend Income. Total interest income increased by $796,000, or 38.4%, to $2.9 million for the six months ended June 30, 2007 compared with $2.1 million for the six months ended June 30, 2006. The increase of $796,000 was due to an increase in the average balance of assets of $18.8 million, or 24.8%, to $94.6 million for the six months ended June 30, 2007 from $75.8 million for the six months ended June 30, 2006 coupled with an increase in the yields on interest-earning assets from 5.51% for the six months ended June 30, 2006 to 6.12% for the six months ended June 30, 2007. Interest and fees on loans increased $394,000, or 26.2%, to $1.9 million for the six months ended June 30, 2007 from $1.5 million for the same period in 2006, primarily due to a $8.4 million increase in the average balance of loans from $47.3 million for the six months ended June 30, 2006 to $55.7 million for the same period in 2007, and to a lesser extent an increase in loan yields from 6.43% for the six months ended June 30, 2006 to 6.88% for the same period in 2007. The increase in the average balance of loans was primarily attributable to an increase in the average balance of $4.5 million in one- to four-family residential loans, a $2.7 million increase in the average balance of commercial loans as well as a $690,000 increase in the average balance of multifamily real estate loans. The increase in average loan yields from 6.43% for the six months ended June 30, 2006 to 6.88% for the same period in 2007 was due to an increase in the prime rate of 100 basis points since December 2005, the repricing of teaser home equity loans to their fully indexed interest rate as well as the addition of new loans at higher rates during the last two quarters of 2006 and the first two quarters of 2007.

      Interest income on investment securities, FHLB stock and interest-bearing deposits with other banks increased $402,000 for the six months ended June 30, 2007 to $968,000 from $566,000 for the six months ended June 30, 2006. The increase was due to an increase in the average balance of the portfolio by $10.3 million to $38.9 million for the six months ended June 30, 2007, from $28.6 million for the same period in 2006, and to a lesser extent an increase in the overall yield on total investments from 4.00% for the six months ended June 30, 2006 to 5.02% for the same period in 2007. The increase in the average balance in the investment portfolio was the direct result of our leveraging the balance sheet with an increase in funding with time deposits and FHLB advances. The increase in overall yield was due to the repricing of Ginnie Mae adjustable-rate mortgage backed securities by 1% on their reset dates and the purchase of higher yielding securities for the last two quarters of 2006 and the first two quarters of 2007.

      Interest Expense. Total interest expense increased by $569,000, or 53.4%, to $1.6 million for the six months ended June 30, 2007 from $1.1 million for the six months ended June 30, 2006. The increase of $569,000 was due to an increase in the average balance of interest-bearing liabilities of $13.8 million to $81.1 million for the six months ended June 30, 2007 from $67.3 million for the same period in 2006, coupled with an increase in the average overall cost of interest-bearing liabilities to 4.07% for the six months ended June 30, 2007 from 3.20% for the same period in 2006. Interest expense on deposits increased $344,000 to $1.1 million for the six months ended June 30, 2007 from $741,000 for the same period in 2006. The increase was due to an increase in the average balances of time certificates of $8.1 million to $40.7 million for the six months ended June 30, 2007 from $32.6 million for the same period in 2006, coupled with an increase in the average cost of time certificates to 4.80% for the six months ended June 30, 2007 from 3.94% for the same period in 2006. Time certificates comprised 73.2% of the average balance of interest-bearing deposits for the six months ended June 30, 2007 compared with 66.8% for the same period in 2006. The increase in the average balance of time certificates was the direct result of our advertising interest rate specials and offering competitive rates on time certificates. The average balance of savings deposits decreased $1.3 million to $14.9 million for the six months ended June 30, 2007 from $16.2 million for the same period in 2006. The decrease in the average balance of savings deposits was primarily in money market and savings accounts which decreased $1.1 million and $400,000, respectively, and was attributable to customers transferring these deposits to more attractive short-term time certificates.

      Interest expense on FHLB advances increased $225,000 to $550,000 for the six months ended June 30, 2007 from $325,000 for the six months ended June 30, 2006. The increase was due to an increase in the average balance of FHLB advances of $7.0 million to $25.5 million for the six months ended June 30, 2007 from $18.5 million for the same period in 2006, coupled with an increase in the borrowing costs to 4.35% for the six months ended June 30, 2007 from 3.54% for the same period in 2006. We used the additional funding from FHLB advances to increase our investment securities portfolio. The increase in borrowing costs was primarily due to higher funding costs associated with replacing matured, callable or putable FHLB advances as well as higher costs related to the funding of new borrowings.

      Allowance for Loan Losses. We recorded a provision for loan losses of $45,000 for the six months ended June 30, 2007 compared with $12,000 for the six months ended June 30, 2006. The provision for loan losses of $45,000 consisted of $4,000 related to an overdraft program which was initiated in December 2005 for consumer and business checking customers and $41,000 related to the loan portfolio. The provision for loan losses of $41,000 during the first six months of 2007 was attributable to the weakness of a commercial loan relationship totaling $285,000, of which $86,000 is guaranteed by the United States Small Business Administration as well as loan volume that was recorded during the first six months of 2007. The provision for loan losses of $12,000 for the six months ended June 30, 2006 related specifically to the overdraft program mentioned above. The allowance for loan losses as a percent of total loans was 0.64% at June 30, 2007 compared with 0.63% at June 30, 2006. The mix of the loan portfolio continues to be weighted in one- to four-family residential and home equity loans which accounted for 59.6% and 62.9% of total loans at June 30, 2007 and 2006, respectively. These loans generally have a lower credit risk allocation and the portfolio has reduced levels of criticized and classified loans. Our methodology for analyzing the allowance for loan losses consists of specific and general components. The specific components relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience and qualitative and quantitative factors unique to the Bank for consumer, residential and commercial loans. Total nonperforming assets increased $340,000 to $340,000 ($137,000 of which is guaranteed by the United States Small Business Administration), or 0.34% of total assets at June 30, 2007 from $0 or, 0.00% of total assets at June 30, 2006. Based on the above discussion, we believe that our allowance for loan losses covers known identifiable loan losses as well as estimated losses inherent in the portfolio for which the losses are probable but not specifically identifiable.

      Total Noninterest Income. Noninterest income increased $15,000, or 11.2%, to $149,000 for the six months ended June 30, 2007 from $134,000 for the six months ended June 30, 2006. The increase was primarily attributable to net gains on sales of available-for-sale securities of $16,000 for the six months ended June 30, 2007 compared with no gain on sales for the same period in 2006.

      Total Noninterest Expenses. Noninterest expense increased $146,000, or 13.4% to $1.2 million for the six months ended June 30, 2007 compared with $1.1 million for the six months ended June 30, 2006. Salaries and employee benefits expense increased $106,000 from $545,000, or 49.9%, of total noninterest expense for the six months ended June 30, 2006 to $651,000, or 52.5%, of total noninterest expense for the six months ended June 30, 2007. This increase in salaries and employee benefits expense resulted from an increase in staffing for the commercial lending area, normal salary increases, increases related to stock benefit plans, and a decrease in the deferrals of loan origination costs. Other increases in noninterest expense primarily related to a $22,000 increase in professional fees and a $19,000 increase in other expenses related to enhanced internet security and certain one time non-recurring expenses.

Risk Elements

      Total nonperforming loans increased from $60,000 or 0.11% of total loans at December 31, 2006, to $340,000 or 0.58% of total loans at June 30, 2007. The nonperforming loans shown below carry a guarantee by the United States Small Business Administration covering $137,000 and $51,000 of the balance outstanding, respectively, at June 30, 2007 and December 31, 2006.

      As shown in the following table, nonperforming assets as a percentage of total assets were 0.34% and 0.06%, as of June 30, 2007 and December 31, 2006, respectively.

                                                      June 30,     December 31,
                                                        2007           2006
                                                      --------     ------------
                                                           ($ in Thousands)

Loans 90 days or more past due and still accruing     $      0     $          0
                                                      ========     ============

Total nonperforming loans and nonperforming assets    $    340     $         60
                                                      ========     ============

Nonperforming loans as a percent of total loans         0.58%          0.11%

Nonperforming assets as a percent of total assets       0.34%          0.06%

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

      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products such as residential, commercial and consumer loans. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At June 30, 2007, the total approved loan commitments unfunded amounted to $10.9 million, which includes the unadvanced portion of loans of $7.2 million. Certificates of deposits and advances from the FHLB of Boston scheduled to mature in one year or less at June 30, 2007, totaled $37.4 million and $1.9 million, respectively. Based on historical experience, we believe that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

      At June 30, 2007, we had total collateral available to support an additional $22.4 million in additional advances from the FHLB of Boston, but the Bank's internal policy limits FHLB advances to 40% of total assets which amounts to an additional $13.1 million in borrowing capacity at June 30, 2007.

Stockholders' Equity

      Our stockholders' equity totaled $9.6 million or 9.52% of total assets at June 30, 2007 compared to $9.7 million or 10.06% of total assets at December 31, 2006. The decrease in stockholders' equity was attributable to a decrease of $180,000 related to the purchase of 26,538 shares of common stock that were used to fund the 2007 Equity Incentive Plan, partially offset by net earnings of $54,000 for the first six months of 2007.

      Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. As of June 30, 2007, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the subsidiary bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6% and 5%, respectively. The Bank's regulatory capital ratios at June 30, 2007 were as follows: total risk-based capital 17.22%, Tier I risk based 16.50% and Tier I leverage (core capital) 8.39%. There have been no conditions or events since that notification that management believes would cause a change in the Bank's categorization.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. At June 30, 2007, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The table below sets forth information regarding the Company's common stock repurchase plans. Purchases made during June 2007 relate to the stock repurchase plan that was approved by the Company's Board of Directors on May 24, 2007. The purpose of the stock repurchase plan was to fund the Monadnock Bancorp, Inc. 2007 Equity Incentive Plan for restricted stock awards which was approved by stockholders at the 2007 Annual Meeting of Stockholders. As of June 30, 2007, the Company had completed the Stock Repurchase Program, noted above, having purchased 26,538 shares of common stock at a weighted average share price of $6.80.

                                                                            Total Number of        Maximum Number
                                                                            Shares Purchased     of Shares that May
                                        Total Number                      as Part of Publicly     Yet Be Purchased
                                          of Shares     Average Price       Announced Plans      Under the Plans or
Period                                    Purchased     Paid per Share        or Programs             Programs
------------------------------------    ------------    --------------    -------------------    ------------------

April 1, 2007 through April 30, 2007               -                 -                      -                26,538

May 1, 2007 through May 31, 2007                   -                 -                      -                26,538

June 1, 2007 through June 30, 2007            26,538              6.80                 26,538                     -
                                        ------------    --------------    -------------------    ------------------

Total                                         26,538    $         6.80                 26,538                     -
                                        ============    ==============    ===================    ==================

      On July 25, 2007, the Company announced a Stock Repurchase Program ("Program"), whereby the Company's Board of Directors authorized the repurchase of up to 5.0% of its outstanding common stock or up to 64,650 shares of common stock. These shares will be purchased at prevailing market prices from time to time over a twelve-month period depending upon market conditions. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Item 3. Defaults Upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      On May 10, 2007, the Company held its Annual Meeting of Stockholders. The matters which were submitted to a vote of the security holders and the results of the voting at such meeting were as follows:

                                                                     Results of Stockholder Vote
                                                           -----------------------------------------------
                                                                                               Abstentions
                                                                                                and Broker
Matter Submitted                                              For       Against    Withheld     Non-Votes
----------------                                              ---       -------    --------    -----------

1) Election of the following directors for three years
   or until their successors are elected and qualified:
       A) Kenneth A. Christian                             1,166,191        N/A     57,406           N/A
       B) Jack Goldstein                                   1,154,629        N/A     68,968           N/A
       C) Thomas C. LaFortune                              1,165,841        N/A     57,756           N/A

2) Approval of the Monadnock Bancorp, Inc.
   2007 Equity Incentive Plan                                664,545    104,729     18,605       505,729

3) Ratification of Shatswell, MacLeod & Company, P.C.
   as the Company's auditors for the fiscal year ended
   December 31, 2007                                       1,188,165     34,581        851           N/A

      Directors Kenneth A. Christian, Jack Goldstein and Thomas C. LaFortune continued in office in their current terms.

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


                                       Monadnock Bancorp, Inc.

Date: August 10, 2007                  /s/ William M. Pierce, Jr.
                                       --------------------------
                                       William M. Pierce, Jr.
                                       President and Chief Executive Officer


Date: August 10, 2007                  /s/ Karl F. Betz
                                       ----------------
                                       Karl F. Betz
                                       Senior Vice President and Chief
                                       Financial Officer