Form 10QSB
period 2007-09-30
MONADNOCK BANCORP INC
filed 2007-11-09
CIK 1283899

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the Quarterly Period Ended September 30, 2007

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

      As of November 1, 2007, there were 1,293,608 shares issued and 1,228,351 shares outstanding of the issuer's common stock.

      Transitional Small Business Disclosure Format (check one) Yes ( ) No (X)

                                      INDEX

                     Monadnock Bancorp, Inc. and Subsidiary


Part I   Financial Information                                              Page
         ---------------------                                              ----

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 2007
         (unaudited) and December 31, 2006                                     3

         Condensed Consolidated Statements of Income for the Three and
         Nine Months Ended September 30, 2007 and 2006 (unaudited)             4

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2007 and 2006 (unaudited)             5

         Notes to Unaudited Condensed Consolidated Financial Statements        7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10

Item 3.  Controls and Procedures                                              19

Part II. Other Information
         -----------------

Item 1.  Legal Proceedings                                                    20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          20

Item 3.  Defaults upon Senior Securities                                      20

Item 4.  Submission of Matters to a Vote of Security Holders                  20

Item 5.  Other Information                                                    20

Item 6.  Exhibits                                                             20

SIGNATURES                                                                    21

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                          Item 1 - Financial Statements
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                                                September 30,    December 31,
ASSETS                                                                              2007             2006
------                                                                          -------------    ------------
                                                                                 (Unaudited)

Cash and due from banks                                                         $    758,416     $ 1,057,602
Interest-bearing demand deposits with other banks                                        295             587
Federal funds sold                                                                                    40,000
                                                                                ------------     -----------
      Total cash and cash equivalents                                                758,711       1,098,189
Interest-bearing time deposit in other bank                                          100,000         100,000
Investments in available-for-sale securities (at fair value)                      40,865,858      38,319,846
Federal Home Loan Bank stock, at cost                                              1,488,400       1,328,300
Loans, net of allowance for loan losses of $382,663 as of September 30, 2007
   and $334,917 as of December 31, 2006                                           60,416,097      53,709,317
Premises and equipment                                                               822,332         786,815
Goodwill                                                                             132,293         132,293
Core deposit intangible                                                               65,875          81,625
Accrued interest receivable                                                          472,836         427,679
Other assets                                                                         180,051         200,672
                                                                                ------------     -----------
      Total assets                                                              $105,302,453     $96,184,736
                                                                                ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest-bearing                                                          $  6,110,666     $ 5,261,639
   Interest-bearing                                                               61,109,735      56,100,270
                                                                                ------------     -----------
      Total deposits                                                              67,220,401      61,361,909
Federal Home Loan Bank advances                                                   28,305,224      24,965,119
Other liabilities                                                                    365,690         181,908
                                                                                ------------     -----------
      Total liabilities                                                           95,891,315      86,508,936
                                                                                ------------     -----------
Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized 2,000,000 shares; issued and outstanding none
  Common stock, par value $.01 per share; authorized 10,000,000 shares; 1,293,608 shares issued, 1,243,001 and 1,293,608 outstanding
   at September 30, 2007 and December 31, 2006, respectively                          12,936          12,936
  Paid-in capital                                                                  7,746,087       7,725,786
  Retained earnings                                                                2,716,879       2,627,752
  Unearned compensation - ESOP                                                      (431,445)       (431,445)
  Unearned compensation - Recognition and Retention Plan                            (310,249)       (139,104)
  Accumulated other comprehensive income (loss)                                       13,858        (120,125)
  Treasury stock, at cost (50,607 shares at September 30, 2007)                     (336,928)
                                                                                ------------     -----------
      Total stockholders' equity                                                   9,411,138       9,675,800
                                                                                ------------     -----------
      Total liabilities and stockholders' equity                                $105,302,453     $96,184,736
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

                                                      3

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                         Item 1 - Financial Statements
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (UNAUDITED)

                                                           Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,
                                                        ------------------------    ------------------------
                                                           2007          2006          2007          2006
                                                        ----------    ----------    ----------    ----------

Interest and dividend income:
  Interest and fees on loans                            $1,032,659    $  860,173    $2,932,864    $2,366,531
  Interest on investments-taxable                          491,450       311,256     1,372,627       833,209
  Other interest income                                     53,709        47,697       141,070        92,036
                                                        ----------    ----------    ----------    ----------
      Total interest and dividend income                 1,577,818     1,219,126     4,446,561     3,291,776
                                                        ----------    ----------    ----------    ----------
Interest expense:
  Interest on deposits                                     624,185       495,817     1,709,200     1,236,627
  Interest on Federal Home Loan Bank advances              290,971       151,775       841,190       476,670
                                                        ----------    ----------    ----------    ----------
      Total interest expense                               915,156       647,592     2,550,390     1,713,297
                                                        ----------    ----------    ----------    ----------
      Net interest and dividend income                     662,662       571,534     1,896,171     1,578,479
Provision for loan losses                                   13,830           254        58,753        12,536
                                                        ----------    ----------    ----------    ----------
      Net interest and dividend income
       after provision for loan losses                     648,832       571,280     1,837,418     1,565,943
                                                        ----------    ----------    ----------    ----------
Noninterest income:
  Service charges on deposits                               42,597        47,697       146,169       150,978
  Net gain on sales of available-for-sale securities                                    16,081
  Loan commissions                                                                       2,246
  Other income                                              20,828        20,418        54,359        54,176
                                                        ----------    ----------    ----------    ----------
      Total noninterest income                              63,425        68,115       218,855       205,154
                                                        ----------    ----------    ----------    ----------
Noninterest expense:
  Salaries and employee benefits                           349,149       313,503     1,000,144       858,761
  Occupancy expense                                         38,053        37,950       114,585       114,414
  Equipment expense                                         21,647        22,216        65,173        66,448
  Data processing                                           55,245        54,872       159,210       157,132
  Blanket bond insurance                                     4,727         4,727        11,523        15,226
  Professional fees                                         47,586        40,683       133,211       104,826
  Supplies and printing                                      6,376         9,802        26,715        29,267
  Telephone expense                                         12,609        13,244        38,403        39,060
  Marketing expense                                         22,589         9,353        58,982        41,489
  Postage expense                                            9,691         9,237        29,200        28,822
  Other expense                                             81,475        72,493       257,831       229,024
                                                        ----------    ----------    ----------    ----------
      Total noninterest expense                            649,147       588,080     1,894,977     1,684,469
                                                        ----------    ----------    ----------    ----------
      Income before income tax expense                      63,110        51,315       161,296        86,628
Income tax expense                                          28,439        14,978        72,169        20,655
                                                        ----------    ----------    ----------    ----------
      Net income                                        $   34,671    $   36,337    $   89,127    $   65,973
                                                        ==========    ==========    ==========    ==========
Shares used in computing net income per share:
  Basic                                                  1,164,567     1,212,505     1,193,040     1,237,515
  Diluted                                                1,214,929     1,242,322     1,231,564     1,270,076
Net income per share - basic                            $     0.03    $     0.03    $     0.07    $     0.05
Net income per share - diluted                          $     0.03    $     0.03    $     0.07    $     0.05

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

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                          -----------------------------
                                                                              2007             2006
                                                                          ------------     ------------

Cash flows from operating activities:
Net income                                                                $     89,127     $     65,973
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Net gains on sales of available-for-sale securities                          (16,081)
  Net amortization of securities                                                57,196           56,165
  Change in deferred loan origination costs, net                               (30,310)         (61,561)
  Provision for loan losses                                                     58,753           12,536
  Recognition of stock option expense                                           25,487           16,113
  Depreciation and amortization                                                 79,898           80,147
  Increase in accrued interest receivable                                      (45,157)         (39,363)
  Amortization of core deposit intangible                                       15,750           17,250
  Decrease (increase) in other assets                                            1,638          (13,620)
  Decrease in loan servicing rights and interest-only strips, net               13,298            5,173
  Increase in prepaid expenses                                                 (53,709)         (72,010)
  Decrease in taxes receivable                                                   7,299           23,027
  Increase in taxes payable                                                     45,772
  Deferred tax benefit                                                          (3,124)          (1,787)
  Increase in accrued ESOP and Recognition and Retention Plan                   37,658           25,106
  Increase in accrued expenses                                                  24,244           55,349
  Increase in accrued interest payable                                          17,212            6,637
  Increase (decrease) in other liabilities                                      26,235           (3,255)
                                                                          ------------     ------------

Net cash provided by operating activities                                      351,186          171,880
                                                                          ------------     ------------

Cash flows from investing activities:
  Purchases of available-for-sale securities                               (15,276,190)      (8,670,488)
  Proceeds from sales of available-for-sale securities                       2,645,150
  Principal payments received on available-for-sale securities              10,265,775        5,987,209
  Redemption of Federal Home Loan Bank stock                                                    250,400
  Purchase of Federal Home Loan Bank stock                                    (160,100)
  Loan originations and principal collections, net                          (6,181,759)      (5,221,785)
  Loans purchased                                                             (821,813)      (3,079,519)
  Loan participations sold                                                     265,024
  Recoveries of previously charged off loans                                     3,325            1,818
  Capital expenditures - premises and equipment                               (115,415)         (67,700)
                                                                          ------------     ------------

Net cash used in investing activities                                       (9,376,003)     (10,800,065)
                                                                          ------------     ------------

                                                    5

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                 Nine Months Ended September 30, 2007 and 2006
                 ---------------------------------------------
                                  (UNAUDITED)
                                  (continued)

                                                                              2007             2006
                                                                          ------------     ------------

Cash flows from financing activities:
  Net increase (decrease) in demand deposits, savings and NOW deposits       1,500,239       (2,388,412)
  Net increase in time deposits                                              4,358,253        9,697,331
  Net change on short-term advances from Federal Home Loan Bank               (237,000)
  Long-term advances from Federal Home Loan Bank                             9,769,105        4,095,556
  Payments on long-term advances from Federal Home Loan Bank                (6,192,000)      (4,695,339)
  Liquidation of Monadnock Mutual Holding Company                                                50,000
  Net proceeds from issuance of common stock (total proceeds of
   $5,661,448, less offering costs of $820,753)                                               4,840,695
  Purchase of common stock for treasury                                       (336,928)
  Purchase of 42,460 shares for ESOP                                                           (331,531)
  Purchase of 25,931 shares for MRP                                           (176,330)
                                                                          ------------     ------------

Net cash provided by financing activities                                    8,685,339       11,268,300
                                                                          ------------     ------------

Net (decrease) increase in cash and cash equivalents                          (339,478)         640,115
Cash and cash equivalents at beginning of period                             1,098,189          855,026
                                                                          ------------     ------------
Cash and cash equivalents at end of period                                $    758,711     $  1,495,141
                                                                          ============     ============

Supplemental disclosures:
  Interest paid                                                           $  2,533,178     $  1,706,660
  Income taxes paid                                                             40,051            2,456

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                    6

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                         Item 1. - Financial Statements
         Condensed Notes to Unaudited Consolidated Financial Statements
         --------------------------------------------------------------
                               September 30, 2007

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

      The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2007. Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

      At September 30, 2007, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

Note 2. Earnings Per Share

      Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Weighted average options to purchase 2,602 shares of common stock were outstanding during the first and second quarters of 2007 while 73,102 shares of common stock were outstanding during the third quarter of 2007, but were not included in the computation of weighted average common shares outstanding for purposes of computing diluted earnings per share, because the effect would have been antidilutive.

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

      The amortized cost and estimated fair value of available-for-sale securities at September 30, 2007 and December 31, 2006 were as follows:

                                                             Amortized      Estimated
                                                             Cost Basis     Fair Value
                                                            -----------    -----------

September 30, 2007:
  U. S. Government agency obligations                       $ 2,000,000    $ 1,991,876
   Mortgage-backed securities:
    FNMA                                                     17,712,443     17,715,710
    FHLMC                                                     6,308,759      6,344,174
    GNMA                                                     14,821,709     14,814,098
                                                            -----------    -----------
      Total mortgage-backed securities                       38,842,911     38,873,982
                                                            -----------    -----------
      Total investments in available-for-sale securities    $40,842,911    $40,865,858
                                                            ===========    ===========

December 31, 2006:
  U. S. Government agency obligations                       $ 3,000,000    $ 2,969,063
  Mortgage-backed securities:
    FNMA                                                     11,669,332     11,659,816
    FHLMC                                                     3,921,455      3,869,891
    GNMA                                                     19,927,974     19,821,076
                                                            -----------    -----------
      Total mortgage-backed securities                       35,518,761     35,350,783
                                                            -----------    -----------
      Total investments in available-for-sale securities    $38,518,761    $38,319,846
                                                            ===========    ===========

Note 4. Loans

      Loans consist of the following at:

                                            September 30,    December 31,
                                                 2007            2006
                                            -------------    ------------

One- to four-family residential              $30,484,172     $27,413,968
Home equity                                    5,478,569       5,825,299
Commercial real estate                        12,541,722       9,251,740
Multifamily                                    1,448,042       1,224,684
Construction and land development loans          861,848       1,108,258
Commercial loans                               7,249,415       7,010,047
Consumer loans                                 2,404,948       1,910,504
                                             -----------     -----------
                                              60,468,716      53,744,500
Allowance for loan losses                       (382,663)       (334,917)
Deferred costs, net                              330,044         299,734
                                             -----------     -----------
      Net loans                              $60,416,097     $53,709,317
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

      Changes in the allowance for loan losses were as follows for the nine months ended September 30,

                                                  2007           2006
                                                --------       --------

Balance at beginning of period                  $334,917       $311,250
Recoveries of loans previously charged off         3,325          1,818
Provision for loan losses                         58,753         12,536
Charge offs                                      (14,332)       (13,049)
                                                --------       --------
Balance at end of period                        $382,663       $312,555
                                                ========       ========

      Information with respect to impaired loans consisted of the following at:

                                                September 30,    December 31,
                                                     2007            2006
                                                -------------    ------------

Recorded investment in impaired loans              $387,569         $60,434
                                                   ========         =======

Impaired loans with specific loss allowances       $329,136         $60,434
                                                   ========         =======

Loss allowances reserved on impaired loans         $ 65,401         $ 9,065
                                                   ========         =======

      The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $205,000 and $102,000 for the nine months ended September 30, 2007 and 2006, respectively. During the three and nine months ended September 30, 2007 and 2006, the Company recognized no income on impaired loans.

Note 5. Deposits

      Interest-bearing deposits consisted of the following at:

                                                September 30,    December 31,
                                                     2007             2006
                                                -------------    ------------

NOW accounts                                     $ 4,376,727      $ 3,447,510
Savings accounts                                   2,356,095        2,271,000
Money market deposit accounts                      9,262,490        9,625,590
Time certificates                                 45,114,423       40,756,170
                                                 -----------      -----------
                                                 $61,109,735      $56,100,270
                                                 ===========      ===========

                     Monadnock Bancorp, Inc. and Subsidiary
                         Part I - Financial Information
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                               September 30, 2007

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

General

      The following discussion is intended to assist in understanding the financial condition and results of operations of Monadnock Bancorp, Inc. and Monadnock Community Bank. On June 28, 2006, Monadnock Bancorp, Inc. succeeded Monadnock Community Bancorp, Inc. as the holding company of Monadnock Community Bank. Financial information in this report prior to June 28, 2006 is of Monadnock Community Bancorp, Inc. on a consolidated basis. The information contained in this section should be read in conjunction with other sections of management's discussion and analysis, including these consolidated financial statements.

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

      Our earnings are primarily dependent upon our net interest and dividend income, which is the difference between interest and dividend income on interest-earning assets, which principally consist of loans and investment securities, and interest expense on interest-bearing liabilities, which principally consist of deposits and borrowings. Our results of operations also are affected by the level of our provision for loan losses, non-interest income and non-interest expenses. Non-interest income consists primarily of service charges on deposit accounts, point of sale income from debit and credit card transactions, ATM fees and any gain on sale of loans and investments. Non-interest expense consists primarily of salaries and employee benefits, occupancy, equipment, data processing and ATM expense. Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies, Federal Home Loan Bank ("FHLB") dividend policies and actions of regulatory authorities.

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

      Increasing Loan Production. Our strategy of increasing net income includes increasing our loan production. Our business plan anticipates that we will emphasize originating commercial real estate and commercial business loans. Such loans provide higher returns than loans secured by one- to four-family real estate. Commercial real estate and commercial business loans, however, involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on these loans are often dependent on the successful operation or management of the properties or business, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. Our net loan portfolio increased $7.6 million, or 14.4%, from $52.8 million at September 30, 2006 to $60.4 million at September 30, 2007. We plan to continue to grow our loan portfolio with the net proceeds raised in the 2006 stock offering.

      Expanding Market Presence Through a New Office. Total assets have grown $18.0 million, or 20.6%, from $87.3 million at September 30, 2006 to $105.3 million at September 30, 2007, as a result of our efforts to expand and market our product lines and using our increased capital base from our 2004 stock offering and our 2006 stock offering to appeal to a wide base of prospective customers. The efforts to increase our market presence have included the Winchendon branch acquisition in October 2004 and evaluating a potential new office in the future. Our business plan contemplates opening a new office at a future date.

      Building Core Deposits. We offer checking accounts, NOW accounts and savings accounts, which generally are lower cost sources of funds than certificates of deposit and are less sensitive to withdrawal when interest rates fluctuate. In order to build our core deposit base, we intend to continue to offer a broad range of deposit products and to increase our core deposits through possible branch acquisitions, or the establishment of a new office although we currently have no arrangements or understandings regarding any specific transaction. Our deposits increased $6.7 million, or 11.1%, to $67.2 million at September 30, 2007 from $60.5 million at September 30, 2006.

      Improving NonInterest Income. Noninterest income consists primarily of fees, service charges and gains from securities sales. We plan to target programs to increase noninterest income such as the overdraft checking program we instituted in December 2005.

      Maintaining Our Strong Asset Quality. Our high asset quality is reflected in our ratio of non-performing assets to total assets, which was 0.37% and 0.06%, respectively, at September 30, 2007 and December 31, 2006. We have introduced new loan products only when we were confident that our staff had the necessary expertise and sound underwriting and collection procedures were in place. In addition to these lending practices, we invest in high grade securities.

      Improving Our Efficiency Ratio. Our infrastructure and fixed operating costs can support a larger asset base. We believe the conversion and offering described above will allow us to increase our asset base through greater loan production which should help improve our efficiency ratio (noninterest expense divided by net interest and dividend income and noninterest income) by generating additional income. Our efficiency ratio was 89.40% and 89.60% for the three and nine months ended September 30, 2007 compared with 91.94% and 94.44% for the three and nine months ended September 30, 2006.

      All of these initiatives are designed to improve our profitability in future years.

Changes in Financial Condition from December 31, 2006 to September 30, 2007

      Cash and cash equivalents. Cash and cash equivalents decreased $339,000 to $759,000 at September 30, 2007 from $1.1 million at December 31, 2006. Cash and due from banks decreased $300,000 to $758,000 at September 30, 2007 from $1.1 million at December 31, 2006. The decrease in cash and due from banks during the nine months ended September 30, 2007 was due to a decrease in the amount of items processed through our depository bank accounts that settled subsequent to the end of the reporting period.

      Investments. Monadnock Bancorp, Inc. classifies its investments in debt securities as securities held-to-maturity, securities available-for-sale or trading securities. Securities held-to-maturity are carried at amortized cost, securities available-for-sale are carried at fair value with unrealized gains and losses shown in accumulated other comprehensive income (loss) as a separate component of stockholders' equity, net of related tax effects, and trading securities are carried at fair value with unrealized gains and losses reflected in earnings. Monadnock Bancorp, Inc. had no securities classified as held-to-maturity or trading at September 30, 2007 and December 31, 2006.

      Our investment portfolio increased $2.6 million, or 6.8%, to $40.9 million at September 30, 2007 from $38.3 million at December 31, 2006. The increase was due to the purchase of $15.3 million in mortgage-backed securities for the nine months ended September 30, 2007, partially offset by $9.3 million in principal paydowns of mortgage-backed securities, $2.6 million in sales of mortgage-backed securities and $1.0 million in matured U.S. Government agency obligations. The net increase in the investment portfolio was funded with FHLB advances.

      At September 30, 2007, the weighted average maturity of mortgage-backed securities available-for-sale was 307 months, based upon their final maturities. However, principal prepayments of mortgage-backed securities are received regularly, substantially reducing their weighted average maturities.

      Loans. Our net loan portfolio increased $6.7 million, or 12.5%, from $53.7 million at December 31, 2006 to $60.4 million at September 30, 2007. Loan growth during the first nine months of 2007 was primarily concentrated in commercial real estate loans and one- to four-family residential loans which grew $3.2 million and $3.1 million, respectively.

      Deposits. Our total deposits increased $5.8 million, or 9.4%, to $67.2 million at September 30, 2007 from $61.4 million at December 31, 2006. Interest-bearing deposits increased $5.0 million, to $61.1 million at September 30, 2007 from $56.1 million at December 31, 2006, while non-interest-bearing deposits increased $849,000 to $6.1 million at September 30, 2007 from $5.3 million at December 31, 2006. The increase in interest-bearing deposits was primarily attributable to time certificates and NOW accounts which increased $4.3 million and $929,000, respectively. The increase in time certificates was the direct result of our marketing initiatives in this area as well as paying competitive rates on this product. The increase in NOW accounts and demand deposit accounts was primarily due to several large deposit accounts at September 30, 2007.

      Borrowings. FHLB advances increased $3.3 million to $28.3 million at September 30, 2007 from $25.0 million at December 31, 2006. The increase in FHLB advances was used to fund the increase in the investment portfolio.

      Principal payments due on FHLB advances after September 30, 2007 are $1.3 million in 2007, $425,000 in 2008, $5.0 million in 2009, $5.5 million in 2010,
$3.6 million in 2011 and $12.4 million in years thereafter. The FHLB will require the repayment of $4.0 million of borrowings during 2007 if the three-month LIBOR exceeds specified rates; $3.0 million of which is at a weighted average interest rate of 3.04% maturing in 2009 if the three-month LIBOR exceeds 6.50%. Additionally, the FHLB will require the repayment of $1.0 million of borrowings during 2007 if the three-month LIBOR exceeds 6.50% of which borrowings is at an interest rate of 3.99% maturing in 2014. As of September 30, 2007, the three month LIBOR was at 5.22%. During the fourth quarter of 2006 and the second and third quarters of 2007, Monadnock Community Bank borrowed $7.0 million in callable advances from the FHLB. The FHLB has the right to call $5.0 million in borrowings in the fourth quarter of 2007, $4.0 million of which borrowings is at a weighted average interest rate of 4.14% maturing in 2016 and $1.0 million of which borrowings is at an interest rate of 4.25% maturing in 2017. In addition, the FHLB has the right to call $2.0 million of borrowings in 2008, $1.0 million of which borrowing is at an interest rate of 4.05% maturing in 2012 and $1.0 million of which borrowings is at an interest rate of 3.69% maturing in 2014. Should the FHLB require repayment of the putable and callable borrowings on the put and call dates, the interest cost to replace such borrowings would likely increase.

      Stockholders' Equity. Total stockholders' equity decreased $265,000 to $9.4 million at September 30, 2007 from $9.7 million at December 31, 2006. The decrease in stockholders' equity was attributable to a decrease of $180,000 related to the purchase of 26,538 shares of common stock that were used to fund the 2007 Equity Incentive Plan, a decrease of

$333,000 related to the purchase of 50,000 shares of common stock for treasury, partially offset by net earnings of $89,000 for the first nine months of 2007 and an increase in accumulated comprehensive income of $134,000 for the nine months ended September 30, 2007.

      On May 25, 2007, the Company announced a Stock Repurchase Program whereby the Company's Board of Directors authorized the repurchase of up to 2.05% or 26,538 shares of the Company's outstanding common shares. The purpose of the repurchase was to fund the Monadnock Bancorp, Inc. 2007 Equity Incentive Plan for restricted stock awards approved by stockholders at the 2007 annual meeting of stockholders. As of June 30, 2007, the Company had completed the Stock Repurchase Program, noted above, having purchased 26,538 shares of common stock for $180,458, or a weighted average per share price of $6.80.

      On July 25, 2007, the Company announced a second Stock Repurchase Program whereby the Company's Board of Directors authorized the repurchase of up to 5.0% or 64,650 shares of the Company's outstanding common shares. These shares will be purchased at prevailing market prices from time to time over a twelve-month period depending upon market conditions. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. As of September 30, 2007, the Company had purchased 50,000 shares of common stock for $332,801, or a weighted average per share price of $6.66.

Comparison of Results of Operations for the Three Months Ended
September 30, 2007 and 2006

      General. We recorded net income of $35,000 for the three months ended September 30, 2007 compared with net income of $36,000 for the three months ended September 30, 2006. The decrease in earnings for the three months ended September 30, 2007 compared with the same period a year earlier was primarily attributable to the FHLB dividend schedule. The FHLB of Boston declared and paid a half year dividend in the third quarter of 2006 rather than a quarterly dividend in the second and third quarters of 2006. The decrease was also the result of an increase in noninterest expense of $61,000, an increase in the provision for loan losses of $14,000, an increase in income tax expense of $13,000 and a decrease in noninterest income of $5,000, partially offset by an increase in net interest and dividend income of $91,000.

      Our profitability has been marginal during the last few years primarily due to our high fixed operating costs in relation to the amount of net interest and dividend income and noninterest income we generated and our comparatively low net interest margin (net interest and dividend income divided by average interest earning assets). Noninterest expense (consisting primarily of salaries and employee benefits) divided by net interest and dividend income plus noninterest income, commonly referred to as our efficiency ratio improved from 91.94% and 94.44% for the three and nine months ended September 30, 2006, respectively, to 89.40% and 89.60% for the three and nine months ended September 30, 2007, respectively. The existing operating platform we have in place relative to the size of our customer base and asset base has tended to negatively impact our profitability. In the event we are unable to generate continued commercial and residential loan volume in 2007, or become reliant on investments in securities, certificates of deposit or FHLB borrowings, our net interest margin may be negatively impacted along with our net earnings potential. Net earnings may also be negatively impacted during the last quarter of 2007 due to the costs associated with becoming compliant with Section 404 of the Sarbanes-Oxley Act of 2002 by December 31, 2007 as a non-accelerated filer. In the third quarter of 2007, the Company had expended $8,000 on Section 404 costs and anticipates spending up to an additional $30,000 in the fourth quarter of 2007.

      Net Interest and Dividend Income. Net interest and dividend income increased $91,000, or 15.9%, to $663,000 for the three months ended September 30, 2007 compared with $572,000 for the three months ended September 30, 2006. This increase reflected a $359,000, or 29.5%, increase in interest and dividend income, and a $267,000, or 41.2%, increase in interest expense. Our interest rate spread was 2.05% for the three months ended September 30, 2007 compared to 2.15% for the three months ended September 30, 2006 and 2.04% for the three months ended June 30, 2007. Our net interest margin was 2.61% for the three months ended September 30, 2007 compared to 2.75% for the three months ended September 30, 2006 and 2.64% for the three months ended June 30, 2007. The impact of the delay in the declaration of the FHLB dividend noted above in 2006 resulted in an increase in the interest rate spread and net interest margin of 7 and 8 basis points, respectively, for the quarter ended September 30, 2006. The decrease in the interest rate spread for the three months ended September 30, 2007 compared with the same period a year earlier was due to a change in the mix of assets to lower yielding investment securities as a result of our increasing the average balance of interest-earning assets by $18.5 million during this period. In addition, the change in the mix of liabilities to more interest rate sensitive products such as time certificates and FHLB advances resulted in net interest margin compression for the quarter ended September 30, 2007 when compared with the quarter ended September 30, 2006.

      Interest and Dividend Income. Total interest and dividend income increased by $359,000, or 29.5%, to $1.6 million for the three months ended September 30, 2007 compared with $1.2 million for the three months ended September 30, 2006. The increase of $359,000 was primarily due to an increase in the average balance of interest-earning assets of $18.5 million, or 22.5%, to $100.9 million for the three months ended September 30, 2007 from $82.4 million for the three months ended September 30, 2006, and to a lesser extent an increase in the yields on interest-earning assets from 5.87% for the three months ended September 30, 2006 to 6.20% for the three months ended September 30, 2007. Interest and fees on loans increased $173,000, or 20.1%, to $1.0 million for the three months ended September 30, 2007 from $860,000 for the same period in 2006, primarily due to a $8.4 million increase in the average balance of loans from $51.7 million for the three months ended September 30, 2006 to $60.1 million for the same period in 2007, and to a lesser extent an increase in loan yields from 6.60% for the three months ended September 30, 2006 to 6.82% for the same period in 2007. The increase in the average balance of loans was primarily attributable to an increase in the average balance of $4.3 million in one- to four-family residential loans and a $4.0 million increase in the average balance of commercial and commercial real estate loans. The increase in average loan yields from 6.60% for the three months ended September 30, 2006 to 6.82% for the same period in 2007 was due to new loans at higher interest rates during the last quarter of 2006 and the first three quarters of 2007 as well as the repricing of teaser home equity loans to their fully indexed interest rate.

      Interest income on investment securities, FHLB stock and interest-bearing deposits with other banks increased $186,000 for the three months ended September 30, 2007 to $545,000 from $359,000 for the three months ended September 30, 2006. The increase of $186,000 was due to an increase in the average balance of the portfolio by $10.1 million to $40.8 million for the three months ended September 30, 2007, from $30.7 million for the same period in 2006, coupled with an increase in the overall yield on total investments from 4.64% for the three months ended September 30, 2006 to 5.30% for the same period in 2007. The increase in the average balances in the investment portfolio was the direct result of our leveraging the balance sheet with an increase in funding with FHLB advances. The increase in overall yield was due to the repricing of Ginnie Mae adjustable-rate mortgage backed securities by 1% on their reset dates and the purchase of higher yielding securities during the last quarter of 2006 and the first three quarters of 2007.

      Interest Expense. Total interest expense increased by $267,000, or 41.2%, to $915,000 for the three months ended September 30, 2007 from $648,000 for the three months ended September 30, 2006. The increase of $267,000 was due to an increase in the average balance of interest-bearing liabilities of $18.4 million to $87.4 million for the three months ended September 30, 2007 from $69.0 million for the same period in 2006, coupled with an increase in the average overall cost of interest-bearing liabilities to 4.15% for the three months ended September 30, 2007 from 3.72% for the same period in 2006. Interest expense on deposits increased $128,000 to $624,000 for the three months ended September 30, 2007 from $496,000 for the same period in 2006. The increase was primarily due to an increase in the average balance of time certificates of $6.4 million to $45.0 million for the three months ended September 30, 2007 from $38.6 million for the same period in 2006, coupled with an increase in the average cost of time certificates to 4.87% for the three months ended September 30, 2007 from 4.56% for the same period in 2006. Time certificates comprised 73.4% of the average balance of interest-bearing deposits for the three months ended September 30, 2007 compared with 72.7% for the same period in 2006. The increase in the average balance of time certificates was the direct result of our advertising interest rate specials and offering competitive rates on time certificates. The average balance of savings deposits increased $1.8 million to $16.3 million for the three months ended September 30, 2007 from $14.5 million for the same period in 2006. The increase in the average balance of savings deposits was primarily in NOW accounts which increased $1.6 million during the three months ended September 30, 2007 compared with the same period in 2006. The increase in NOW accounts was due to a large deposit account received at the end of the second quarter.

      Interest expense on FHLB advances increased $139,000 to $291,000 for the three months ended September 30, 2007 from $152,000 for the three months ended September 30, 2006. The increase was due to an increase in the average balances of FHLB advances of $10.1 million to $26.0 million for the three months ended September 30, 2007 from $15.9 million for the same period in 2006, coupled with an increase in the borrowing costs to 4.43% for the three months ended September 30, 2007 from 3.78% for the same period in 2006. We used the additional funding from FHLB advances to increase our investment securities portfolio. The increase in borrowing costs was primarily due to higher funding costs associated with replacing matured, callable or putable FHLB advances as well as higher costs related to the funding of new borrowings.

      Allowance for Loan Losses. We recorded a provision for loan losses of $14,000 for the three months ended September 30, 2007 compared with no provision or benefit for the three months ended September 30, 2006. The provision for loan losses of $14,000 consisted of $4,000 related to an overdraft program which was initiated in December 2005 for consumer and business checking customers and $10,000 related to the loan portfolio. The provision for loan losses of $10,000 recorded during the third quarter of 2007 was attributable to loan volume that was recorded during the third quarter of 2007. The allowance for loan losses as a percent of total loans was 0.63% at September 30, 2007 compared with 0.59% at September 30, 2006. The mix of the loan portfolio continues to be weighted in one- to four-family residential and home equity loans which accounted for 59.5% and 62.4% of total loans at September 30, 2007 and 2006, respectively. These loans generally have a lower credit risk allocation and the portfolio has reduced levels of criticized and classified loans. Our methodology for analyzing the allowance for loan losses consists of specific and general components. The specific components relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience and qualitative and quantitative factors unique to the Bank for consumer, residential and commercial loans. Total nonperforming assets increased $388,000 to $388,000 ($164,000 of which is guaranteed by the United States Small Business Administration), or 0.37% of total assets at September 30, 2007 from $0 or, 0.00% of total assets at September 30, 2006. Based on the above discussion, we believe that our allowance for loan losses covers known identifiable loan losses as well as estimated losses inherent in the portfolio for which the losses are probable but not specifically identifiable.

      Total Noninterest Income. Noninterest income decreased $5,000, or 7.4%, to $63,000 for the three months ended September 30, 2007 from $68,000 for the three months ended September 30, 2006 as a result of a decrease in fees collected on the Bank's overdraft privilege program.

      Total Noninterest Expenses. Noninterest expense increased $61,000, or 10.4% to $649,000 for the three months ended September 30, 2007 compared with $588,000 for the three months ended September 30, 2006. Salaries and employee benefits expense increased $35,000, or 11.1%, to $349,000, or 53.8% of total noninterest expense for the three months ended September 30, 2007 from $314,000, or 53.4% of total noninterest expense for the three months ended September 30, 2006. This increase in salaries and employee benefits expense resulted from an increase in staffing for the commercial lending area, normal salary increases, increases related to stock benefit plans as well as a decrease in the deferrals of loan origination costs. Other increases in noninterest expense primarily related to a $14,000 increase in marketing expenses and a $7,000 increase in professional fees.

Comparison of Results of Operations for the Nine Months Ended
September 30, 2007 and 2006

      General. We recorded net income of $89,000 for the nine months ended September 30, 2007 compared with net income of $66,000 for the nine months ended September 30, 2006. The increase in earnings for the nine months ended September 30, 2007 compared with the same period a year earlier was primarily attributable to an increase in net interest and dividend income of $318,000, an increase in noninterest income of $14,000, partially offset by an increase in noninterest expense of $211,000, an increase in the provision for loan losses of $46,000 and an increase in income tax expense of $51,000.

      Net Interest and Dividend Income. Net interest and dividend income increased $318,000, or 20.2%, to $1.9 million for the nine months ended September 30, 2007 compared with $1.6 million for the nine months ended September 30, 2006, reflecting a $1.1 million, or 33.3%, increase in interest and dividend income, and a $837,000, or 48.9%, increase in interest expense. Our interest rate spread decreased to 2.05% for the nine months ended September 30, 2007 compared to 2.26% for the nine months ended September 30, 2006. The net interest margin for the nine months ended September 30, 2007 was 2.62% compared to 2.70% for the nine months ended September 30, 2006. The decrease in the interest rate spread for the nine months ended September 30, 2007 compared with the same period a year earlier was due to a change in the mix of assets to lower yielding investment securities as a result of our increasing the average balance of interest earning assets by $18.7 million during this period. In addition, the change in the mix of liabilities to more interest rate sensitive products such as time certificates and FHLB advances resulted in net interest margin compression for the nine months ended September 30, 2007 when compared with the nine months ended September 30, 2006.

      Interest and Dividend Income. Total interest and dividend income increased by $1.1 million, or 33.3%, to $4.4 million for the nine months ended September 30, 2007 compared with $3.3 million for the nine months ended September 30, 2006. The increase of $1.1 million was due to an increase in the average balance of interest-earning assets of $18.7 million, or 24.0%, to $96.7 million for the nine months ended September 30, 2007 from $78.0 million for the nine months ended September 30, 2006 coupled with an increase in the yields on interest-earning assets from 5.64% for the nine months ended September 30, 2006 to 6.15% for the nine months ended September 30, 2007. Interest and fees on loans increased $566,000, or 23.9%, to $2.9 million for the nine months ended September 30, 2007 from $2.4 million for the same period in 2006, primarily due to a $8.4 million increase in the average balance of loans from $48.8 million for the nine months ended September 30, 2006 to $57.2 million for the same period in 2007, and to a lesser extent an increase in loan yields from 6.49% for the nine months ended September 30, 2006 to 6.86% for the same period in 2007. The increase in the average balance of loans was primarily attributable to an increase in the average balance of $4.6 million in one- to four-family residential loans and a $3.5 million increase in the average balance of commercial and commercial real estate loans. The increase in average loan yields from 6.49% for the nine months ended September 30, 2006 to 6.82% for the same period in 2007 was due to an increase in the prime rate of 100 basis points since December 2005 to the middle of September 2007, the repricing of teaser home equity loans to their fully indexed interest rate as well as the addition of new loans at higher interest rates during the last quarter of 2006 and the first three quarters of 2007.

      Interest income on investment securities, FHLB stock and interest-bearing deposits with other banks increased $589,000 for the nine months ended September 30, 2007 to $1.5 million from $925,000 for the nine months ended September 30, 2006. The increase was due to an increase in the average balance of the investment portfolio by $10.2 million to $39.5 million for the nine months ended September 30, 2007, from $29.3 million for the same period in 2006, and to a lesser extent an increase in the overall yield on total investments from 4.22% for the nine months ended September 30, 2006 to 5.12% for the same period in 2007. The increase in the average balance in the investment portfolio was the direct result of our leveraging the balance sheet with an increase in funding with FHLB advances and time deposits. The increase in overall yield was due to the repricing of Ginnie Mae adjustable-rate mortgage backed securities by 1% on their reset dates and the purchase of higher yielding securities for the last quarter of 2006 and the first three quarters of 2007.

      Interest Expense. Total interest expense increased by $837,000, or 48.9%, to $2.6 million for the nine months ended September 30, 2007 from $1.7 million for the nine months ended September 30, 2006. The increase of $837,000 was due to an increase in the average balance of interest-bearing liabilities of $15.4 million to $83.2 million for the nine months ended September 30, 2007 from $67.8 million for the same period in 2006, coupled with an increase in the average overall cost of interest-bearing liabilities to 4.10% for the nine months ended September 30, 2007 from 3.38% for the same period in 2006. Interest expense on deposits increased $472,000 to $1.7 million for the nine months ended September 30, 2007 from $1.2 million for the same period in 2006. The increase was due to an increase in the average balances of time certificates of $7.5 million to $42.1 million for the nine months ended September 30, 2007 from $34.6 million for the same period in 2006, coupled with an increase in the average cost of time certificates to 4.82% for the nine months ended September 30, 2007 from 4.17% for the same period in 2006. Time certificates comprised 73.3% of the average balance of interest-bearing deposits for the nine months ended September 30, 2007 compared with 68.9% for the same period in 2006. The increase in the average balance of time certificates was the direct result of our advertising interest rate specials and offering competitive rates on time certificates.

      Interest expense on FHLB advances increased $364,000 to $841,000 for the nine months ended September 30, 2007 from $477,000 for the nine months ended September 30, 2006. The increase was due to an increase in the average balance of FHLB advances of $8.1 million to $25.7 million for the nine months ended September 30, 2007 from $17.6 million for the same period in 2006, coupled with an increase in borrowing costs to 4.38% for the nine months ended September 30, 2007 from 3.61% for the same period in 2006. We used the additional funding from FHLB advances to increase our investment securities portfolio. The increase in borrowing costs was primarily due to higher funding costs associated with replacing matured, callable or putable FHLB advances as well as higher costs related to the funding of new borrowings.

      Allowance for Loan Losses. We recorded a provision for loan losses of $59,000 for the nine months ended September 30, 2007 compared with $13,000 for the nine months ended September 30, 2006. The provision for loan losses of $59,000 consisted of $8,000 related to an overdraft program which was initiated in December 2005 for consumer and business checking customers and $51,000 related to the loan portfolio. The provision for loan losses of $51,000 during the first nine months of 2007 was attributable to the weakness of two commercial loan relationships totaling $329,000, of which $113,000 is guaranteed by the United States Small Business Administration as well as loan volume that was recorded during the first nine months of 2007. The provision for loan losses of $13,000 for the nine months ended September 30, 2006 related specifically to the overdraft program mentioned above. The allowance for loan losses as a percent of total loans was 0.63% at September 30, 2007 compared with 0.59% at September 30, 2006. The mix of the loan portfolio continues to be weighted in one- to four-family residential and home equity loans which accounted for 59.5% and 62.4% of total loans at September 30, 2007 and 2006, respectively. These loans generally have a lower credit risk allocation and the portfolio has reduced levels of criticized and classified loans. Our methodology for analyzing the allowance for loan losses consists of specific and general components. The specific components relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience and qualitative and quantitative factors unique to the Bank for consumer, residential and commercial loans. Total nonperforming assets increased $388,000 to $388,000 ($164,000 of which is guaranteed by the United States Small Business Administration), or 0.37% of total assets at September 30, 2007 from $0 or, 0.00% of total assets at September 30, 2006. Based on the above discussion, we believe that our allowance for loan losses covers known identifiable loan losses as well as estimated losses inherent in the portfolio for which the losses are probable but not specifically identifiable.

      Total Noninterest Income. Noninterest income increased $14,000, or 6.8%, to $219,000 for the nine months ended September 30, 2007 from $205,000 for the nine months ended September 30, 2006. The increase was primarily attributable to net gains on sales of available-for-sale securities of $16,000 for the nine months ended September 30, 2007 compared with no gain on sales for the same period in 2006.

      Total Noninterest Expenses. Noninterest expense increased $211,000, or 12.5% to $1.9 million for the nine months ended September 30, 2007 compared with $1.7 million for the nine months ended September 30, 2006. Salaries and employee benefits expense increased $141,000, or 16.4%, to $1.0 million, or 52.8% of total noninterest expense for the nine months ended September 30, 2007 from $859,000, or 51.0% of total noninterest expense for the nine months ended September 30, 2006. This increase in salaries and employee benefits expense resulted from an increase in staffing for the commercial lending area, normal salary increases, increases related to stock benefit plans, and a decrease in the deferrals of loan origination costs. Other increases in noninterest expense primarily related to a $28,000 increase in professional fees, $18,000 increase in marketing expenses and a $29,000 increase in other expenses related to enhanced internet security and certain one time non-recurring expenses.

Risk Elements

      Total nonperforming loans increased from $60,000 or 0.11% of total loans at December 31, 2006, to $388,000 or 0.64% of total loans at September 30, 2007. The nonperforming loans shown below carry a guarantee by the United States Small Business Administration covering $164,000 and $51,000 of the balance outstanding, respectively, at September 30, 2007 and December 31, 2006.

      As shown in the following table, nonperforming assets as a percentage of total assets were 0.37% and 0.06%, as of September 30, 2007 and December 31, 2006, respectively.

                                                     September 30,  December 31,
                                                          2007          2006
                                                     -------------  ------------
                                                           ($ in Thousands)

Loans 90 days or more past due and still accruing        $   0        $    0
                                                         =====        ======

Total nonperforming loans and nonperforming assets       $ 388         $  60
                                                         =====         =====


Nonperforming loans as a percent of total loans          0.64%         0.11%

Nonperforming assets as a percent of total assets        0.37%         0.06%

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

      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products such as residential, commercial and consumer loans. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At September 30, 2007, the total approved loan commitments unfunded amounted to $10.5 million, which includes the unadvanced portion of loans of $7.5 million. Certificates of deposit and advances from the FHLB of Boston scheduled to mature in one year or less at September 30, 2007, totaled $37.9 million and $1.7 million, respectively. Based on historical experience, we believe that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

      At September 30, 2007, we had total collateral available to support an additional $26.4 million in additional advances from the FHLB of Boston, but the Bank's internal policy limits FHLB advances to 40% of total assets which amounts to an additional $11.2 million in borrowing capacity at September 30, 2007.

Stockholders' Equity

      Our stockholders' equity totaled $9.4 million or 8.94% of total assets at September 30, 2007 compared to $9.7 million or 10.06% of total assets at December 31, 2006. The decrease in stockholders' equity was attributable to a decrease of $180,000 related to the purchase of 26,538 shares of common stock that were used to fund the 2007 Equity Incentive Plan, a decrease of $333,000 related to the purchase of 50,000 shares of common stock for treasury, partially offset by net earnings of $89,000 for the first nine months of 2007 and an increase in accumulated comprehensive income of $134,000 for the nine months ended September 30, 2007.

      Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. As of September 30, 2007, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the subsidiary bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6% and 5%, respectively. The Bank's regulatory capital ratios at September 30, 2007 were as follows: total risk-based capital 16.54%, Tier I risk based 15.84% and Tier I leverage (core capital) 8.07%. There have been no conditions or events since that notification that management believes would cause a change in the Bank's categorization.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. At September 30, 2007, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      The table below sets forth information regarding the Company's common stock repurchase plans. Purchases made during August 2007 relate to the stock repurchase plan that was approved by the Company's Board of Directors on July 25, 2007. These shares will be purchased at prevailing market prices from time to time over a twelve-month period depending upon market conditions. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. As of September 30, 2007, the Company had purchased 50,000 shares of common stock at a weighted average share price of $6.66.

                                                                              Total Number of        Maximum Number
                                                                              Shares Purchased     of Shares that May
                                          Total Number                      as Part of Publicly     Yet Be Purchased
                                            of Shares     Average Price       Announced Plans      Under the Plans or
Period                                      Purchased     Paid per Share        or Programs             Programs
--------------------------------------    ------------    --------------    -------------------    ------------------

July 1, 2007 through July 31, 2007                -                -                    -                64,650

August 1, 2007 through August 31, 2007       50,000             6.66               50,000                14,650

September 1, 2007 through
 September 30, 2007                               -                -                    -                14,650
                                             ------            -----               ------                ------

Total                                        50,000            $6.66               50,000                14,650
                                             ======            =====               ======                ======

      As of October 31, 2007, the Company had completed the Stock Repurchase Program, noted above, having purchased the remaining 14,650 shares of common stock for $98,888, or a weighted average per share price of $6.75.

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


                                       Monadnock Bancorp, Inc.

Date: November 9, 2007                 /s/ William M. Pierce, Jr.
                                       --------------------------
                                       William M. Pierce, Jr.
                                       President and Chief Executive Officer


Date: November 9, 2007                 /s/ Karl F. Betz
                                       ----------------
                                       Karl F. Betz
                                       Senior Vice President and Chief
                                       Financial Officer