Form 10KSB
period 2007-12-31
MONADNOCK BANCORP INC
filed 2008-03-24
CIK 1283899

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the Fiscal Year Ended December 31, 2007
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
            For the transition period from____________to____________

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

      Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). YES         NO  X
                                               -----      -----

      The Registrant's revenues for the fiscal year ended December 31, 2007 were $6,382,785.

      As of March 1, 2008, there were 1,223,958 shares issued and outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of March 1, 2008 ($6.30) was $6,656,019.

                      DOCUMENTS INCORPORATED BY REFERENCE

1.    Portions of Annual Report to Stockholders (Part II)
2.    Proxy Statement for the 2008 Annual Meeting of Stockholders (Part III)

      Transitional Small Business Disclosure Format (Check One):

YES         NO  X
   -----      -----

                            MONADNOCK BANCORP, INC.

                                  FORM 10-KSB

                                     INDEX

PART I                                                                        2

  ITEM 1.       Description of Business                                       2
  ITEM 2.       Description of Property                                      28
  ITEM 3.       Legal Proceedings                                            28
  ITEM 4.       Submission of Matters to a Vote of Security Holders          28

PART II                                                                      28

  ITEM 5.       Market for Common Equity, Related Stockholder Matters and
                Small Business Issuer Purchases of Equity Securities         28
  ITEM 6.       Management's Discussion and Analysis  or Plan of Operation   29
  ITEM 7.       Financial Statements                                         29
  ITEM 8.       Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosure                          29
  ITEM 8A(T).   Controls and Procedures                                      29
  ITEM 8B.      Other Information                                            30

PART III                                                                     31

  ITEM 9.       Directors, Executive Officers, Promoters,  Control Persons
                and Corporate Governance; Compliance with Section 16(a)
                of the Exchange Act                                          31
  ITEM 10.      Executive Compensation                                       31
  ITEM 11.      Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                   31
  ITEM 12.      Certain Relationships and Related Transactions, and
                Director Independence                                        31
  ITEM 13.      Exhibits                                                     31
  ITEM 14.      Principal Accountant Fees and Services                       32

SIGNATURES                                                                   33

PART I

ITEM 1.  Description of Business
--------------------------------

Forward Looking Statements

      This Annual Report on Form 10-KSB contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

Monadnock Bancorp, Inc.

      Monadnock Bancorp, Inc. (or the "Company") is a Maryland chartered stock holding company, organized in March 2006, that owns all of the outstanding shares of common stock of Monadnock Community Bank, a federal savings bank with two full-service offices. At December 31, 2007, Monadnock Bancorp, Inc. had consolidated assets of $105.2 million, deposits of $64.8 million and stockholders' equity of $9.4 million. As of December 31, 2007, Monadnock Bancorp, Inc. had 1,293,608 shares of common stock issued and 1,228,958 shares of common stock outstanding.

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

General

      Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent one- to four-family residential mortgage loans as well as home equity loans. We also originate commercial real estate loans and commercial business loans and to a lesser extent we originate multi-family residential loans, construction and land development loans and consumer loans, primarily mobile home and automobile loans. We obtain loans through our staff, as well as through advertising in various publications and through our relationship with a mortgage banking company.

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

      We also face competition in attracting deposits. In the past, we have attracted all of our deposits through our home office. With the acquisition of a branch in Winchendon, Massachusetts in October 2004, we began attracting deposits in this area as well as through our Peterborough, New Hampshire location. Competition for our deposits are principally from savings institutions, commercial banks, brokerage firms, credit unions and mutual funds. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. As of December 31, 2007, we believe that we hold less than 1% of the deposits in each of Hillsborough and Cheshire Counties in New Hampshire and Worcester County in Massachusetts. We also have less than a 1% share of the loan market in each of these counties.

Market Area

      We intend to continue to be a community oriented financial institution offering a variety of financial services to primarily meet the needs of the market areas of western Hillsborough and eastern Cheshire Counties in New Hampshire and northern Worcester County in Massachusetts that we serve. Our market area is predominately rural in nature. The employer base is varied with manufacturing, retail, educational and service companies, with service being the largest. Population growth has slightly increased over the past few years, and in the past five years generally tracked the trends of the United States and the state of New Hampshire. Unemployment rates, not seasonally adjusted, in December 2007 for Hillsborough and Cheshire Counties, were 3.3% and 3.2%, respectively, compared with 4.8% and 3.3% for the United States and the state of New Hampshire, respectively. The Worcester County, Massachusetts unemployment rate was 4.4%.

Lending Activities

      General. We originate one- to four-family residential loans and home equity loans. We also originate commercial real estate loans and commercial business loans and to a lesser extent, multi-family residential loans, construction and land development loans and consumer loans, primarily mobile home and automobile loans. At December 31, 2007, our gross loan portfolio totaled $64.1 million. One- to four-family residential real estate mortgage loans represented $31.5 million, or 49.2%, of our loan portfolio at December 31, 2007. Commercial real estate and commercial business loans totaled $14.7 million and $7.1 million, respectively, and represented 22.9% and 11.0%, respectively, of the total loan portfolio at December 31, 2007. Home equity loans totaled approximately $5.4 million and represented 8.4% of the total loan portfolio at December 31, 2007.

      At December 31, 2007, the maximum amount which we could have loaned to any one borrower and the borrower's related entities under applicable regulations was generally $1.28 million (which is 15% of our total regulatory capital). We also utilize credit enhancements provided by the United States Small Business Administration, the United States Department of Agriculture and other agencies which guarantee a major portion of specific loans. Our largest lending relationships at December 31, 2007 were as follows: (1) a $1.6 million loan to fund a full service hotel of which $1.2 million is guaranteed by the New Hampshire Business Finance Administration; and (2) a $1.0 million loan relationship to fund three five-unit townhouses as well as equipment and business assets of a road and bridge construction company; and 3) a $1.0 million loan relationship to fund a dental office and several buildings to be used as a wellness boutique business. These loan relationships, as discussed above, are performing in accordance with their original terms and conditions.

      Loan Portfolio Composition. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                                    At December 31,
                                       ----------------------------------------
                                              2007                  2006
                                       ------------------    ------------------
                                        Amount    Percent     Amount    Percent
                                       -------    -------    -------    -------
                                                (Dollars in Thousands)

Real Estate
-----------
One- to four-family                    $31,527     49.19%    $27,414     51.01%
Home equity                              5,350      8.35       5,825     10.84
Commercial real estate                  14,693     22.93       9,252     17.21
Multi-family                             1,705      2.66       1,224      2.28
Construction and land development        1,141      1.78       1,108      2.06
                                       -------    ------     -------    ------
    Total real estate loans             54,416     84.91      44,823     83.40

Other Loans
-----------
Commercial business                      7,066     11.02       7,010     13.04
Consumer                                 2,607      4.07       1,911      3.56
                                       -------    ------     -------    ------
    Total other loans                    9,673     15.09       8,921     16.60
                                       -------    ------     -------    ------

    Total loans                         64,089    100.00%     53,744    100.00%
                                                  ======                ======

Add (Deduct):
  Net deferred loan origination
   costs (1)                               332                   300
  Allowance for loan losses               (390)                 (335)
                                       -------               -------
    Total loans, net                   $64,031               $53,709
                                       =======               =======

------------------
(1) See Note 2 to our Financial Statements as presented in our annual report to stockholders.


      Loan Maturity and Yields. The following table sets forth certain information at December 31, 2007 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                                                             Real Estate
                                     -------------------------------------------------------------------------------------------
                                                                             Commercial Real                    Construction and
                                     One- to-Four Family     Home Equity         Estate         Multi-Family    Land Development
                                     -------------------  ----------------  ----------------  ----------------  ----------------
                                                Weighted          Weighted          Weighted          Weighted          Weighted
                                                Average           Average           Average           Average           Average
                                     Amount       Rate    Amount    Rate    Amount    Rate    Amount    Rate    Amount    Rate
                                     -------    --------  ------  --------  ------  --------  ------  --------  ------  --------
                                                                        (Dollars in Thousands)

                Due
----------------------------------
Within 1 year                        $    30      6.50%   $   --      --%   $ 1,063   8.38%   $   --      --%   $   44    8.75%
After 1 Year through 3 Years             155      6.16        --      --        258   9.12        --      --        --      --
After 3 Years through 5 Years            181      6.47        --      --      2,013   9.53        --      --       160    9.22
After 5 Years through 10 Years         2,728      5.71        --      --        886   7.50        --      --        --      --
After 10 Years through 15 Years       10,232      5.63       280    7.50      1,580   7.45       254    9.50       186    7.77
Over 15 Years                         18,201      6.35     5,070    7.21      8,893   7.54     1,451    7.59       751    6.70
                                     -------              ------            -------           ------            ------
Total                                $31,527      6.06%   $5,350    7.23%   $14,693   7.89%   $1,705    7.87%   $1,141    7.31%
                                     =======              ======            =======           ======            ======

                                     Commercial Business      Consumer            Total
                                     -------------------  ----------------  -----------------
                                                Weighted          Weighted           Weighted
                                                Average           Average            Average
                                      Amount      Rate    Amount    Rate     Amount    Rate
                                     -------    --------  ------  --------  -------  --------
                                                      (Dollars in Thousands)
                Due
----------------------------------
Within 1 year                        $  434       9.02%   $   88    7.18%   $ 1,659       8.08%
After 1 Year through 3 Years          1,193       8.25       573    7.26      2,179       7.94
After 3 Years through 5 Years         3,087       8.00       462    7.87      5,903       8.49
After 5 Years through 10 Years        1,667       9.28       165    7.44      5,446       7.14
After 10 Years through 15 Years         175       8.25       671    8.22     13,378       6.15
Over 15 Years                           510       7.95       648    8.26     35,524       6.88
                                     ------               ------            -------
Total                                $7,066       8.41%   $2,607    7.63%   $64,089       6.97%
                                     ======               ======            =======

      The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2007 that are contractually due after December 31, 2008.

                                                  Due After December 31, 2008
                                                -------------------------------
                                                 Fixed     Adjustable    Total
                                                -------    ----------   -------
                                                         (In Thousands)

One- to four-family                             $24,993      $ 6,503    $31,496
Home equity                                          --        5,350      5,350
Commercial real estate                            2,890       10,740     13,630
Multi-family                                        342        1,363      1,705
Construction and land development                   475          623      1,098
Commercial business                               3,323        3,309      6,632
Consumer                                          2,518            1      2,519
                                                -------      -------    -------
      Total loans                               $34,541      $27,889    $62,430
                                                =======      =======    =======

      One- to Four-Family Residential Lending. Rather than process this type of loan in-house, we use the services of an unaffiliated mortgage banking company to originate the majority of one- to four-family loans on our behalf in order to provide this service to our customers in a cost-effective manner. Monadnock Community Bank has no ownership interest in this company or any common employees or directors. These loans are generally underwritten in accordance with secondary market standards that we have approved. Our lending staff takes the loan applications and prepares the material for submission to the mortgage banking company for underwriting, final processing and closing. These loans are funded by the mortgage banking company with an option for Monadnock Community Bank to purchase the loan upon funding. For the year ended December 31, 2007, we accepted for our portfolio $2.8 million of the $3.2 million of loans that we originated through this program. We continue to portfolio 15 year and 30 year fixed-rate mortgages as well as all adjustable-rate single family loans for portfolio. The Bank does not originate any subprime loans.

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

      We account for loans acquired from our mortgage banking company relationship as loan originations since at the time the application of the borrower is submitted to the mortgage banking company we have committed to purchase the loan from the mortgage banking company at the date of funding or closing. We receive a fee between 0.50% and 0.65% of the loan balance from the mortgage banking company for each loan we refer to it whether or not we acquire the loan. We pay a fixed aggregate fee to the mortgage banking company of 1.35% of the loan balance (0.75% for the servicing rights and 0.60% origination fee) and pay the mortgage banking company the principal balance of the loan regardless of the market value of the loan on the acquisition date. At December 31, 2007, our one- to four-family residential mortgage loans totaled $31.5 million, or 49.2%, of our gross loan portfolio.

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

      Home-Equity Residential Lending. We currently originate home equity lines of credit. At December 31, 2007, such loans totaled approximately $5.4 million, or 8.4%, of our gross loan portfolio. We generally underwrite these loans based on the applicant's employment and credit history. Presently, we generally lend up to 80% of the real estate tax assessment value or appraised value less any first liens, but may lend up to 90% for high credit quality borrowers. We require our borrowers to obtain hazard insurance and flood insurance, if necessary, in an amount not less than the value of the property improvements. Our home equity lines of credit carry adjustable interest rates based upon the prime rate of interest. All home equity lines of credit have a maturity of 20 years with a ten year draw period. We currently retain and service these loans.

      Commercial Real Estate Lending. We offer commercial real estate loans. These loans are secured primarily by small retail establishments and small office buildings located in our primary market area. At December 31, 2007, commercial real estate loans totaled approximately $14.7 million, or 22.9%, of our gross loan portfolio. Our largest commercial real estate loan relationship at December 31, 2007 consisted of a $1.6 million loan to fund a full service hotel of which $1.2 million is guaranteed by the New Hampshire Business Finance Administration. The loan is performing in accordance with its original terms and conditions.

      We originate fixed- and adjustable-rate commercial real estate loans. The interest rate on the adjustable-rate commercial real estate loans is tied to a variety of indices, including the prime rate as published in the Wall Street Journal as well as a rate based on the constant maturity of one year U.S. Treasury securities. A majority of our adjustable-rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the index. Loan-to-value ratios on our commercial real estate loans do not exceed 80% of the appraised value of the property securing the loan. These loans require monthly payments, amortize up to 25 years and may carry pre-payment penalties.

      Loans secured by commercial real estate are underwritten based on the income producing potential of the property, the financial strength of the borrower and any guarantors. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We typically require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial real estate loans are generally performed by independent state licensed fee appraisers approved by the Board of Directors. The properties securing our commercial real estate loans are primarily located in New Hampshire or Massachusetts.

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

      Multi-Family Residential Lending. We also offer multi-family residential loans. These loans are secured by real estate located in our primary market area. At December 31, 2007, multi-family residential loans totaled $1.7 million, or 2.7%, of our gross loan portfolio. Our largest multi-family loan relationship at December 31, 2007, was three loans totaling $668,000 secured by three 5 unit townhouses. The loan is performing in accordance with its original terms and conditions.

      We originate fixed- and adjustable-rate multi-family residential real estate loans. We use a number of indices to set the interest rate, including a rate based on the constant maturity of one year U.S. Treasury securities. A majority of our adjustable-rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the applicable index. Loan-to-value ratios on our multi-family residential loans do not exceed 80% of the appraised value of the property securing the loan. These loans require monthly payments and amortize over a period of up to 25 years. We originate these loans through our staff. Although we generally retain all of the multi-family loans we originate, we may sell participations to manage our exposure to any one borrower.

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

      Construction and Land Development. We also offer construction and land development loans. At December 31, 2007, construction and land development loans totaled $1.1 million, or 1.8%, of our gross loan portfolio. Residential construction loans are financed to one- to four-family, owner occupied, primary residences only. Financing is limited to a maximum loan to value of 80%. Residential construction loans generally are written with permanent financing terms of up to 30 years and the construction period is generally the first eight months of the loan. Once the construction of the residential project is complete, the loan is taken out of the construction category and placed into the one- to four-family residential loan category for reporting purposes. We originate residential construction loans through our staff. Commercial construction loans are generally for the new construction of a special or limited use property where the primary use will be for commercial purposes. We use a number of indices to set the interest rate, including a rate based on the constant maturity of one year U.S. Treasury securities. A majority of our adjustable-rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the applicable index. Loan-to-value ratios on our commercial construction loans do not exceed 75% of the appraised value of the property securing the loan. These loans require monthly payments and amortize over a period of up to 25 years with the construction period of interest only being the first twelve months. Once the construction period for the commercial project is complete, the loan is taken out of the construction category and placed into the correct commercial category for reporting purposes. We originate these loans through our staff. We also originate residential land development loans. We originate fixed- and adjustable-rate residential land development loans. We use a number of indices to set the interest rate, including the prime rate as published in the Wall Street Journal. Loan-to-value ratios on our residential land development loans do not exceed 65% of the appraised value of the property securing the loan. These loans require monthly payments and amortize over a period of up to 15 years. We originate these loans through our staff.

      Commercial Business Lending. We also offer commercial business loans. These loans are secured primarily by the assets of the business such as equipment, receivables and inventory. At December 31, 2007, commercial business loans totaled $7.1 million, or 11.0%, of our gross loan portfolio. Our largest commercial business loan relationship at December 31, 2007 consisted of two loans totaling $402,000 to a sales and service company of new and used vehicles and heavy duty trucks which is secured by all business assets. The loan is performing in accordance with its original terms and conditions. We also originate commercial business loans guaranteed by the United States Small Business Administration. Repayment of the principal of such loans is partially guaranteed by the United States Small Business Administration in a range from 50% to 90% of the principal depending upon the type of loan, the amount of the loan and the business of the borrower. At December 31, 2007, we had $1.3 million in commercial small business loans of which $873,000 were guaranteed by the United States Small Business Administration.

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

      Consumer Loans. Currently we offer loans secured by mobile home loans, new and used automobiles, and deposit accounts as well as a limited number of unsecured loans. Consumer loans, with the exception of mobile home loans, generally have shorter terms to maturity than mortgage loans, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. At December 31, 2007, our consumer loan portfolio totaled $2.6 million, or 4.1%, of our gross loan portfolio.

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

      The following table shows the loan origination, purchase, sale and repayment activities of Monadnock Community Bank for the periods indicated.

                                                    Year Ended December 31,
                                                    -----------------------
                                                      2007            2006
                                                      ----            ----
                                                         (In Thousands)
Originations by type:
--------------------
Adjustable rate:
Real estate - one-to four-family                    $    --         $   615
            - home equity                               946           2,759
            - commercial                              3,265           2,344
            - multi-family                              811             350
            - construction and land development         361             432
Non-real estate - commercial business                 1,200           3,672
                                                    -------         -------
      Total adjustable-rate                           6,583          10,172

Fixed rate:
Real estate - one-to four-family........              6,483           5,775
            - commercial................              3,192             423
            - construction and land development         574             688
Non-real estate - commercial business                 2,337           2,520
                - consumer                            1,771             701
                                                    -------         -------
      Total fixed-rate                               14,357          10,107
                                                    -------         -------
      Total loans originated                         20,940          20,279

Purchases:
---------
Real estate - one-to four-family                        130           2,221
            - commercial                                882              --
            - commercial construction                    --             500
            - consumer                                   64             475
                                                    -------         -------
      Total loans purchased                           1,076           3,196

Sales and Repayments:
--------------------
Sales and loan participations sold                      516              --
Principal repayments                                 11,155          14,294
                                                    -------         -------
      Total reductions                               11,671          14,294
                                                    -------         -------
      Net increase                                  $10,345         $ 9,181
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

      We require appraisals or valuations of real property securing loans. Appraisals are performed by independent state licensed fee appraisers, who are approved by the Board of Directors annually. We require hazard insurance in amounts adequate to protect our principal balance. Where appropriate, flood insurance is also required. Private mortgage insurance is required for all residential mortgage loans with loan-to-value ratios greater than 85%.

Asset Quality

      Collection Procedures. We have established a loan collection policy for delinquent loans. For one- to four-family residential, home equity, multi-family, commercial real estate, construction and land development loans and commercial business loans serviced by us, a delinquency notice is sent to the borrower when the loan is eight days past due. When the loan is 20 days past due, we contact the borrower requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current. If an acceptable repayment plan has not been agreed upon, loan personnel will generally take action to foreclose on the real estate collateral or seize the other security for the loan. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current in the case of a residential mortgage loan and 10 days in the case of a commercial mortgage loan. Once the loan becomes 60 days delinquent, and an acceptable repayment plan has not been agreed upon, the servicing officer will initiate foreclosure or repossession of the collateral in the case of a non-real estate loan.

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

      Delinquent Loans. The following table sets forth our loans delinquent 60 to 89 days and over 90 days or more past due by type, number, amount and percentage of delinquent loans to total gross loans at December 31, 2007 and 2006.

                                                                         Loans Delinquent For
                                                                 ------------------------------------
                                                                    60-89 Days       90 Days and Over          Total
                                                                 ----------------    ----------------    ----------------
                                                                 Number    Amount    Number    Amount    Number    Amount
                                                                 ------    ------    ------    ------    ------    ------
                                                                                  (Dollars in Thousands)
At December 31, 2007
--------------------
  One- to four-family                                                --    $  --         --    $  --         --    $  --
  Home equity                                                        --       --         --       --         --       --
  Commercial real estate                                              1       60         --       --          1       60
  Multi-family                                                       --       --         --       --         --       --
  Construction and land development                                  --       --         --       --         --       --
  Commercial business                                                --       --          4      270          4      270
  Consumer                                                           --       --         --       --         --       --
                                                                 ------    -----     ------    -----     ------    -----
    Total                                                             1    $  60          4    $ 270          5    $ 330
                                                                 ======    =====     ======    =====     ======    =====

Delinquent loans to total gross loans                                       0.09%               0.42%               0.51%

At December 31, 2006
--------------------
  One- to four-family                                                --    $  --         --    $  --         --    $  --
  Home equity                                                        --       --         --       --         --       --
  Commercial real estate                                             --       --          1       60          1       60
  Multi-family                                                       --       --         --       --         --       --
  Construction and land development                                  --       --         --       --         --       --
  Commercial business                                                --       --         --       --         --       --
  Consumer                                                            1        1         --       --          1        1
                                                                 ------    -----     ------    -----     ------    -----
    Total                                                             1    $   1          1    $  60          2    $  61
                                                                 ======    =====     ======    =====     ======    =====

Delinquent loans to total gross loans                                         --%               0.11%               0.11%

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

                                                   At December 31,
                                               ---------------------
                                               2007             2006
                                               ----             ----
                                               (Dollars in Thousands)

Non-accrual loans:
  One- to four-family                          $ --             $ --
  Home equity                                    --               --
  Commercial real estate                         --               60
  Multi-family                                   --               --
  Construction and land development              --               --
  Commercial business                           270               --
  Consumer                                       --               --
                                               ----             ----
    Total                                       270               60
                                               ====             ====

Loans 90 days or more delinquent and
 still accruing:
  One- to four-family                          $ --             $ --
  Home equity                                    --               --
  Commercial real estate                         --               --
  Multi-family                                   --               --
  Construction and land development              --               --
  Commercial business                            --               --
  Consumer                                       --               --
                                               ----             ----
    Total                                        --               --

    Total non-performing loans                 $270             $ 60
                                               ====             ====

Real estate owned:
  One- to four-family                          $ --             $ --
  Home equity                                    --               --
  Commercial real estate                         --               --
  Multi-family                                   --               --
  Construction and land development              --               --
  Commercial business                            --               --
  Consumer                                       --               --
  Repossessed assets                             --               --
                                               ----             ----
    Total                                        --               --
                                               ----             ----
    Total non-performing assets                $270             $ 60
                                               ====             ====

Ratios:
  Non-performing loans to total loans          0.42%            0.11%
  Non-performing assets to total assets        0.26%            0.06%

      For the year ended December 31, 2007 and 2006, $14,025 and $457, respectively, of gross interest income would have been recorded had the non-accruing loans been current in accordance with their original terms. No interest income was recorded on non-accruing loans during the respective periods. See "--Classified Assets."

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

      In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified assets represented 2.29% of our equity capital and 0.26% of our total assets at December 31, 2007. Monadnock Community Bank also had $2.1 million and $1.8 million of special mention assets at December 31, 2007 and 2006, respectively. The special mention assets had government guarantees from the United States Small Business Administration of $737,000 and $291,000, respectively, at December 31, 2007 and 2006, and the amounts presented above include only the non-government guaranteed portion of the loan.

      The aggregate amount of our classified assets at the dates indicated were as follows:

                                    At December 31,
                                    ---------------
                                    2007       2006
                                    ----       ----
                                     (In Thousands)
        Loss                        $ --       $ --
        Doubtful                      --          9
        Substandard                  216        241
                                    ----       ----
        Total                       $216       $250
                                    ====       ====

      Monadnock Community Bank's management has focused on improving credit monitoring of these loans. The substandard assets shown in the table above had government guarantees from the United States Small Business Administration of $290,000 and $245,000, respectively, at December 31, 2007 and 2006 and the amounts presented in the table include only the non-government guaranteed portion of the loan. The largest classified asset as of December 31, 2007 is a $181,000 loan relationship with a recently closed restaurant as well as a sporting goods establishment. This loan relationship carries a guarantee by the United States Small Business Administration covering $86,000, or 47.5%, of the total principal and up to 90 days of interest.

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

      At December 31, 2007 and 2006, our allowance for possible loan losses was $390,000 and $335,000, respectively, and the ratio of the allowance to total loans outstanding was 0.61% and 0.62%, respectively. At December 31, 2007 and 2006, the allowance for loan losses represented 144.44% and 558.33%, respectively, of nonperforming loans. The ratio of the allowance for loan losses to nonperforming loans in the table below includes nonperforming loans with government guarantees from the United States Small Business Administration. The non-guaranteed portion of nonperforming loans was $105,000 and $9,000, at December 31, 2007 and 2006, respectively, and the allowance for loan losses represented 371.43% and 3,722.22%, at December 31, 2007 and 2006, respectively, of the non-guaranteed portion of the nonperforming loans. We recorded a provision for loan losses of $112,000 for the year ended December 31, 2007 compared with a provision for loan losses of $37,000 for the year ended December 31, 2006. The increase in the provision was due to a $10.3 million increase in net loan volume for the year ended December 31, 2007, an increase in the provision for classified loans as well as an increase in the level of net charge-offs to $57,000 for the year ended December 31, 2007 compared with $13,000 for the year ended December 31, 2006. The provision for loan losses of $37,000 for 2006 consisted of $12,000 related to an overdraft program which was initiated in December 2005 for consumer and business checking customers and $25,000 related to the loan portfolio. We recorded a provision of $25,000 during the fourth quarter of 2006 due to the downgrade of several loan relationships totaling $1.1 million to special mention and the downgrade of several loan relationships totaling $434,000 ($193,000 of which is guaranteed by the United States Small Business Administration) from special mention to substandard during the fourth quarter of 2006. We believe that our allowance for loan losses is at an amount that will absorb known identifiable loan losses as well as estimated losses inherent in the portfolio for which the losses are probable but not identifiable. Additions to the loan loss allowance may be necessary if the market in which we operate deteriorates. Additionally, regulatory agencies review our allowance for loan losses as part of their examination process. Such agencies may require us to recognize additions to the allowance based on judgments which may be different from those of management.

      The following table sets forth an analysis of our allowance for loan losses.

                                                    Years Ended December 31,
                                                    ------------------------
                                                     2007               2006
                                                    ------             -----
                                                     (Dollars in Thousands)
Balance at beginning of period                        $335              $311
                                                      ----              ----

Charge-offs:
  One- to four-family                                   --                --
  Home equity                                           --                --
  Commercial real estate                                --                --
  Multi-family                                          --                --
  Construction and land development                     --                --
  Commercial business                                  (46)               --
  Consumer                                             (15)              (15)

Recoveries:
  One- to four-family                                   --                --
  Home equity                                           --                --
  Commercial real estate                                --                --
  Multi-family                                          --                --
  Construction and land development                     --                --
  Commercial business                                   --                --
  Consumer                                               4                 2
                                                      ----              ----

Net (charge-offs) recoveries                           (57)              (13)

Provision (benefit) for loan losses                    112                37
                                                      ----              ----

Balance at end of period                              $390              $335
                                                      ====              ====

Net charge-offs (recoveries) to average loans
 outstanding during this period (1)                   0.10%             0.03%

Ratios:
Net charge-offs (recoveries) to average non-
 performing loans during this period                 23.55%            16.88%

Allowance for loan losses to non-
 performing loans                                   144.44%           558.33%

Allowance as a percent of total gross loans
 (end of period)(1)                                   0.61%             0.62%

------------------
(1)   Total loans are net of deferred fees and costs.

      The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

                                                                            At December 31,
                                           --------------------------------------------------------------------------------
                                                            2007                                      2006
                                           --------------------------------------    --------------------------------------
                                                                     Percent of                                Percent of
                                                     Percent of    Gross Loans in              Percent of    Gross Loans in
                                                     Allowance     Each Category               Allowance     Each Category
                                                      to Total        to Total                  to Total        to Total
                                           Amount    Allowance      Gross Loans      Amount    Allowance      Gross Loans
                                           ------    ----------    --------------    ------    ----------    -------------
                                                                     (Dollars in Thousands)
One- to four-family                         $ 66        16.92%          49.19%        $ 54        16.12%          51.01%

Home equity                                   13         3.33            8.35           15         4.48           10.84

Commercial real estate                       140        35.90           22.93          103        30.75           17.21

Multi-family                                  14         3.59            2.66           17         5.07            2.28

Construction and land development              9         2.31            1.78           10         2.99            2.06

Commercial business                          124        31.80           11.02          111        33.13           13.04

Consumer                                      24         6.15            4.07           25         7.46            3.56
                                            ----       ------          ------         ----       ------          ------

Total Allowance for Loan Losses             $390       100.00%         100.00%        $335       100.00%         100.00%
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

      Mortgage-Backed Securities. We invest in mortgage-backed securities as part of our asset liability management strategy. Management believes that mortgage-backed securities represent attractive investment opportunities relative to other investments due to the wide variety of maturity and repayment options available through such investments. Our mortgage-backed securities are purchased as an alternative to mortgage loans. At December 31, 2007, we held approximately $36.6 million of mortgage-backed securities. Our mortgage-backed securities are guaranteed by either Ginnie Mae, Fannie Mae or Freddie Mac, United States Government sponsored enterprises.

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

      The following table sets forth the composition of our investment portfolio at the dates indicated.

                                                      At December 31,
                                          --------------------------------------
                                                 2007                2006
                                          ------------------  ------------------
                                          Carrying  Percent   Carrying  Percent
                                            Value   of Total    Value   of Total
                                          --------  --------  --------  --------
                                                  (Dollars in Thousands)
Securities Available for Sale:
U.S. Government agency obligations        $    --        --%  $ 2,969      7.75%
Mortgage-backed securities:
  Ginnie Mae                               14,445     39.47    19,821     51.72
  Fannie Mae                               13,753     37.58    11,660     30.43
  Freddie Mac                               8,398     22.95     3,870     10.10
                                          -------    ------   -------    ------
    Total mortgage-backed securities       36,596    100.00    35,351     92.25
                                          -------    ------   -------    ------
Total                                     $36,596    100.00%  $38,320    100.00%
                                          =======    ======   =======    ======

Other earnings assets:
  Interest-earning deposits in other
   financial institutions                      --        --%       41      2.79%
  Federal Home Loan Bank stock              1,608     94.15     1,328     90.40
  Other investments                           100      5.85       100      6.81
                                          -------    ------   -------    ------
Total                                       1,708    100.00%    1,469    100.00%
                                          -------    ======   -------    ======

Total                                     $38,304             $39,789
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

      The maturities of the investment securities portfolio and the amortized cost and fair value, excluding Federal Home Loan Bank stock, as of December 31, 2007, were as follows:

                                                                      At December 31, 2007
                                           --------------------------------------------------------------------------
                                                        After One
                                            One Year     to Five     After Five      Over 10
                                            or Less       Years      to 10 Years      Years        Total Securities
                                           ---------    ---------    -----------    ---------    --------------------
                                           Amortized    Amortized     Amortized     Amortized    Amortized      Fair
                                              Cost         Cost          Cost          Cost         Cost       Value
                                           ---------    ---------    -----------    --------     ---------    -------
                                                                     (Dollars in Thousands)
Ginnie Mae                                  $   --       $   --         $ --         $14,436      $14,436     $14,445
Fannie Mae                                      --           --           --          13,639       13,639      13,753
Freddie Mac                                     --           --           --           8,371        8,371       8,398
                                            ------       ------         ----         -------      -------     -------
Total mortgage-backed securities            $   --       $   --         $ --         $36,446      $36,446     $36,596
                                            ------       ------         ----         -------      -------     -------
Total investment securities                 $   --       $   --         $ --         $36,446      $36,446     $36,596
                                            ======       ======         ====         =======      =======     =======
Weighted average yield                          --%          --%          --%           5.29%        5.29%

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

      The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, we believe that our deposits are relatively stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions. We expect to maintain a substantial majority of our certificates of deposit that are maturing in 2008 by continuing to pay market rates, providing quality service and promoting our bank as a local community bank. Our liquidity could be reduced, however, if a significant portion of the certificates of deposit are not renewed. Paying market rates to retain these deposits may increase our cost of funds and could decrease our net interest income and net interest margin. We will be able to use Federal Home Loan Bank advances to provide an alternative source of funds for certificates of deposit that mature and are not renewed. Utilizing Federal Home Loan Bank advances is likely to increase our cost of funds.

      The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

                                                              At December 31,
                                     ----------------------------------------------------------------
                                                  2007                              2006
                                     ------------------------------    ------------------------------
                                                           Weighted                          Weighted
                                                           Average                           Average
                                     Balance    Percent      Rate      Balance    Percent      Rate
                                     -------    -------    --------    -------    -------    --------
                                                              (Dollars in Thousands)
Deposit type:
Non-interest bearing demand          $ 5,286      8.15%        --%     $ 5,262      8.57%        --%
Savings accounts                       2,448      3.78       0.50        2,271      3.70       0.50
NOW accounts                           7,613     11.75       2.76        3,447      5.62       0.68
Money market demand accounts           8,345     12.87       1.58        9,626     15.69       1.91
                                     -------    ------                 -------    ------
    Total transaction accounts        23,692     36.55       1.49       20,606     33.58       1.06

Certificates of deposit               41,126     63.45       4.75       40,756     66.42       4.78
                                     -------    ------                 -------    ------

    Total deposits                   $64,818    100.00%      3.56%     $61,362    100.00%      3.53%
                                     =======    ======                 =======    ======

      The following table sets forth, by interest rate ranges, information concerning certificates of deposit at the dates indicated.

                                                        At December 31, 2007
                           ------------------------------------------------------------------------------
                                                         Period to Maturity
                           ------------------------------------------------------------------------------
                           Less than    One to Two       Two to       More than                Percent of
                           One Year        Years      Three Years    Three Years     Total        Total
                           ---------    ----------    -----------    -----------    -------    ----------
                                                       (Dollars in Thousands)
Interest Rate Range:
  2.01% to 3.00%            $    53       $   --         $   --         $   --      $    53        0.13
  3.01% to 4.00%              2,319          335            289             90        3,033        7.37
  4.01% to 5.00%             17,739        1,759          1,207            977       21,682       52.72
  5.01% to 6.00%             13,370        1,971            195            822       16,358       39.78
                            -------       ------         ------         ------      -------      ------
  Total                     $33,481       $4,065         $1,691         $1,889      $41,126      100.00%
                            =======       ======         ======         ======      =======      ======

      As of December 31, 2007, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $11.9 million. The following table sets forth the maturity of those certificates as of December 31, 2007.

                                                  At
                                          December 31, 2007
                                          -----------------
                                            (In Thousands)

Three months or less                           $ 3,030
Over three months through six months             4,092
Over six months through one year                 2,055
Over one year to three years                     2,188
Over three years                                   487
                                               -------

Total                                          $11,852
                                               =======

      Borrowings. Although deposits are our primary source of funds, we may utilize borrowings primarily as part of our asset liability management strategy, when we desire additional capacity to purchase loans or to fund loan demand. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of Boston. We may obtain advances from the Federal Home Loan Bank of Boston upon the security of our mortgage loans and mortgage-backed securities. These advances may be made using several different credit programs, each of which has its own interest rate, range of maturities and call or put features. At December 31, 2007, we had $30.5 million in Federal Home Loan Bank advances outstanding. At December 31, 2007, we had total collateral available to support an additional $21.0 million in additional advances from the Federal Home Loan Bank of Boston, but our internal policy limits Federal Home Loan Bank advances to 40% of total assets which amounts to an additional $9.0 million in borrowing capacity at year end.

      The following table sets forth information as to our Federal Home Loan Bank advances for the periods indicated.

                                                        At or For the Year
                                                        Ended December 31,
                                                      ---------------------
                                                        2007          2006
                                                      -------       -------
                                                      (Dollars in Thousands)

Balance at end of period                              $30,538       $24,965
Average balance during period                          26,370        18,324
Maximum month-end balance                              30,538        24,965
Weighted average interest rate during the period         4.40%         3.73%
Weighted average interest rate at end of period          4.34%         4.24%

Employees

      At December 31, 2007, we had twenty full-time employees and six part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good relationship with our employees.

Subsidiary Activities

      At December 31, 2007, Monadnock Bancorp, Inc. did not have any subsidiaries other than Monadnock Community Bank.

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

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding five taxable years and forward to the succeeding twenty taxable years. At December 31, 2007, Monadnock Community Bank had operating loss carryovers for federal income tax purposes of approximately $68,000 which will expire in 2026 and operating loss carryforwards for state income tax purposes of approximately $246,000 which will expire in the years 2015 through 2016.

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

      At December 31, 2007, Monadnock Community Bank's capital exceeded all applicable requirements.

      Loans to One Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2007, Monadnock Community Bank was in compliance with the loans-to-one-borrower limitations.

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

      A savings bank that fails the QTL test must either convert to a bank charter or operate under specified restrictions. At December 31, 2007, Monadnock Community Bank maintained approximately 98.25% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

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

      At December 31, 2007, Monadnock Community Bank met the criteria for being considered "well-capitalized."

      Insurance of Deposit Accounts. Deposit accounts in Monadnock Community Bank are insured by the Federal Deposit Insurance Corporation up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Monadnock Community Bank's deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments.

      The Federal Deposit Insurance Corporation regulations assess insurance premiums based on an institution's risk. Under this assessment system, the Federal Deposit Insurance Corporation evaluates the risk of each financial institution based on its supervisory rating, financial ratios and long-term debt issuer rating. The rates for nearly all of the financial institution industry vary between five and seven cents for every $100 of domestic deposits. Federal law requires the Federal Deposit Insurance Corporation to establish a deposit reserve ratio for the deposit insurance fund of between 1.15% and 1.50% of estimated deposits. The Federal Deposit Insurance Corporation has designated the reserve ratio for the deposit insurance fund through the first quarter of 2008 at 1.25% of estimated insured deposits.

      Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund and the Savings Association Insurance Fund into a single fund called the Deposit Insurance Fund. In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2007, the annualized FICO assessment was equal to 1.14 basis points for each $100 in domestic deposits maintained at an institution.

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

      Federal Home Loan Bank System. Monadnock Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, Monadnock Community Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2007, Monadnock Community Bank was in compliance with this requirement.

      The Federal Housing Finance Board, which regulates the 12 regional Federal Home Loan Banks including the Federal Home Loan Bank of Boston, on March 8, 2006 approved a proposed rule intended to strengthen the capital structure of the Federal Home Loan Banks by requiring a minimum level of retained earnings and restricting the amount of excess stock that a Federal Home Loan Bank can accumulate. Under the proposal, the Federal Housing Financing Board would restrict the amount of dividends that a Federal Home Loan Bank, including the Federal Home Loan Bank of Boston, could pay to its members, including Monadnock Community Bank, whenever the Federal Home Loan Bank is not in compliance with applicable minimum retained earnings requirements. The proposal would also prohibit the Federal Home Loan Banks from issuing dividends in the form of stock. The Federal Housing Finance Board, on December 22, 2006 adopted a final rule prohibiting a Federal Home Loan Bank from issuing excess stock to members if the amount of member excess stock exceeds one percent of the bank's assets. Under the rule, any bank with excess stock greater than one percent of its total assets will be prevented from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. As of December 31, 2007, Monadnock Community Bank did not own any excess stock in the Federal Home Loan Bank of Boston.

Federal Reserve System

      Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2007, Monadnock Community Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

Sarbanes-Oxley Act of 2002

      The Sarbanes-Oxley Act of 2002 is a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by
Section 302(a) of Sarbanes-Oxley Act of 2002, Monadnock Bancorp, Inc.'s Chief Executive Officer and Chief Financial Officer each are required to certify that its quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. Monadnock Bancorp, Inc. will be subject to further reporting and audit requirements beginning with the year ending December 31, 2009 under the requirements of the Sarbanes-Oxley Act. Monadnock Bancorp, Inc. has been developing policies, procedures and systems designed to comply with these regulations.

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

ITEM 2.  Description of Property
--------------------------------

      As of December 31, 2007, Monadnock Community Bank leased its main office and owned its branch office. The following is a list of our locations:

                                    Owned or    Year Acquired    Net Book Value
Location                             Leased       or Leased     of Real Property
--------                            --------    -------------   ----------------

Main Office
One Jaffrey Road
Peterborough, New Hampshire 03458    Leased          1998           $     --

Branch Office
172 Central Street
Winchendon, Massachusetts 01475      Owned           2004           $370,000

      The net book value of our premises, land and equipment was $809,000 at December 31, 2007, which includes undeveloped property located in Rindge, New Hampshire as a potential new office site.

ITEM 3.  Legal Proceedings
--------------------------

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. At December 31, 2007, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition, results of operations, or cash flows.

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

                                    PART II

ITEM 5.  Market for Common Equity, Related Stockholder Matters and Small
------------------------------------------------------------------------
         Business Issuer Purchases of Equity Securities
         ----------------------------------------------

      Our common stock is traded on the OTC Electronic Bulletin Board under the symbol "MNKB." The approximate number of holders of record of Monadnock Bancorp, Inc.'s common stock as of December 31, 2007 was 322. Certain shares of Monadnock Bancorp, Inc. are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table sets forth the range of the high and low bid prices of Monadnock Bancorp, Inc. common stock since January 1, 2006 and is based upon information provided through MSN.com. The common stock prices reflected below have been adjusted to reflect a 1.3699 exchange ratio as a result of our second step offering which was completed on June 28, 2006 and are notated by an asterisk (*). Monadnock Bancorp, Inc. has never paid dividends. The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

             Quarter                           High       Low     Dividends
--------------------------------              ------    ------    ---------

Quarter ended December 31, 2007               $6.75     $6.05       $0.00
Quarter ended September 30, 2007               6.75      6.30        0.00
Quarter ended June 30, 2007                    6.85      6.36        0.00
Quarter ended March 31, 2007                   7.30      6.35        0.00
Quarter ended December 31, 2006                7.25      6.40        0.00
Quarter ended September 30, 2006               8.00      6.50        0.00
Quarter ended June 30, 2006                    8.00      6.75*       0.00
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

      The table below sets forth information regarding the Company's common stock repurchase plans. Purchases made during October 2007 relate to the stock repurchase plan that was approved by the Company's Board of Directors on July 25, 2007. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. As of December 31, 2007, the Company had completed the purchase of 64,650 shares of common stock at a weighted average share price of $6.68.

                                                                Total Number of        Maximum Number
                                                                Shares Purchased     of Shares that May
                            Total Number                      as Part of Publicly     Yet Be Purchased
                              of Shares     Average Price       Announced Plans      Under the Plans or
Period                        Purchased     Paid per Share        or Programs             Programs
------------------------    ------------    --------------    -------------------    ------------------

October 1, 2007 through
 October 31, 2007                 14,650              6.75                 64,650                    --

November 1, 2007 through
 November 30, 2007                    --                --                     --                    --

December 1, 2007 through
 December 31, 2007                    --                --                     --                    --
                                  ------             -----                 ------                  ----

Total                             64,650             $6.66                 64,650                    --
                                  ======             =====                 ======                  ====

      On February 14, 2008, the Company's Board of Directors authorized its third stock repurchase program pursuant to which the Company intends to repurchase up to 65,000 shares, or 5.29% of its outstanding stock. These shares will be purchased at prevailing market prices from time to time over a twelve-month period depending upon market conditions. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

ITEM 6.  Management's Discussion and Analysis  or Plan of Operation
-------------------------------------------------------------------

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of Monadnock Bancorp, Inc.'s 2007 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.  Financial Statements
-----------------------------

      The consolidated financial statements included in Monadnock Bancorp, Inc.'s 2007 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.  Changes In and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

      None.

ITEM 8A(T). Controls and Procedures
-----------------------------------

      a) Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

      b)    Report of Management on Internal Control over Financial Reporting

            Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

            1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

            2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

            3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

            Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

            Management has used the framework set forth in the report entitled "Internal Control - Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of the end of the most recent fiscal year.

            This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Form 10-KSB.


      By: /s/  William M. Pierce, Jr.       By: /s/  Karl F. Betz
          ------------------------------        --------------------------------
      William M. Pierce, Jr.                    Karl F. Betz
      President, Chief Executive Officer        Senior Vice President and Chief
      and Director (Principal Executive         Financial Officer (Principal
      Officer)                                  Accounting Officer)

      Date: March 21, 2008                  Date: March 21, 2008

      c) There has been no change in Monadnock Bancorp, Inc.'s internal control over financial reporting during Monadnock Bancorp, Inc.'s fourth quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, Monadnock Bancorp, Inc.'s internal control over financial reporting.

ITEM 8B. Other Information
--------------------------

      None.

                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate
--------------------------------------------------------------------------------
         Governance; Compliance with Section 16 (a) of the Exchange Act.
         ---------------------------------------------------------------

      The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available for free by writing to: Corporate Secretary: Monadnock Bancorp, Inc., 1 Jaffrey Road, Peterborough, NH 03458 and is also available through Monadnock Bancorp Inc.'s website at www.monadnockbank.com.
           ----------------------

      Information concerning Directors, Executive Officers and corporate governance of the Company is incorporated herein by reference from our definitive Proxy Statement (the "Proxy Statement"), specifically the section captioned "Proposal I-Election of Directors."

      The information concerning compliance with the reporting requirements of
Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and ten percent stockholders of the Company required by this item is incorporated by reference herein from the Company's definitive proxy statement for its 2008 Annual Meeting of Stockholders.

ITEM 10. Executive Compensation
-------------------------------

      Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Executive Compensation."

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
         Related Stockholder Matters.
         ----------------------------

      Information concerning security ownership of certain owners and management and related stockholder matters is incorporated herein by reference from our Proxy Statement, specifically the sections captioned "Voting Securities and Principal Holders Thereof" and the "Equity Compensation Plan" table.

ITEM 12. Certain Relationships and Related Transactions, and Director
---------------------------------------------------------------------
         Independence
         ------------

      Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons."

ITEM 13. Exhibits
-----------------

3.1   Articles of Incorporation of Monadnock Bancorp, Inc.*
3.2   Bylaws of Monadnock Bancorp, Inc.*
4     Form of Common Stock Certificate of Monadnock Bancorp, Inc.*
10.1  Employee Stock Ownership Plan*
10.2  Monadnock Community Bancorp, Inc. 2005 Stock Option Plan**
10.3  Monadnock Community Bancorp, Inc. 2005 Recognition and Retention Plan**
10.4  Monadnock Bancorp, Inc. 2007 Equity Incentive Plan***
13    Annual Report to Stockholders
21    Subsidiaries of Registrant*
23.1  Consent of Shatswell, MacLeod & Company, P.C.
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------
* Incorporated by reference to the Registration Statement on Form SB-2 (Registration Number 333-132548) as filed on March 17, 2006, as amended.

** Incorporated by reference to Appendix B and Appendix C to the Proxy Statement for Monadnock Community Bancorp, Inc.'s 2005 Annual Meeting of Stockholders (Commission File No. 000-50810) filed on March 24, 2005.
*** Incorporated by reference to Appendix A to the Proxy Statement for Monadnock Bancorp, Inc.'s 2007 Annual Meeting of Stockholders (Commission File No. 000-50810) filed on March 23, 2007.

ITEM 14. Principal Accountant Fees and  Services
------------------------------------------------

      Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Proposal II - Ratification of Appointment of Independent Registered Public Accounting Firm."

                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Monadnock Bancorp, Inc.


Date: March 21, 2008                   By: /s/ William M. Pierce, Jr.
                                           -------------------------------------
                                           William M. Pierce, Jr.
                                           President and Chief Executive Officer


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

Date: March 21, 2008                   Date: March 21, 2008


By: /s/ Kenneth A. Christian           By: /s/ Samuel J. Hackler
    ------------------------------         -------------------------------------
    Kenneth A. Christian                   Samuel J. Hackler
    Director                               Director

Date: March 21, 2008                   Date: March 21, 2008


By: /s/ Jack Goldstein                 By: /s/ Thomas C. LaFortune
    ------------------------------         -------------------------------------
    Jack Goldstein                         Thomas C. LaFortune
    Director                               Director

Date: March 21, 2008                   Date: March 21, 2008


By: /s/ Kenneth R. Simonetta           By: /s/ Edward J. Shea
    ------------------------------         -------------------------------------
    Kenneth R. Simonetta                   Edward J. Shea
    Director                               Director

Date: March 21, 2008                   Date: March 21, 2008


By: /s/ Nancy L. Carlson
    ------------------------------
    Nancy L. Carlson
    Director

Date: March 21, 2008