Form 10-Q
period 2008-03-31
MONADNOCK BANCORP INC
filed 2008-05-06
CIK 1283899

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the Quarterly Period Ended March 31, 2008

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ______________ to   _________________

                       Commission File Number: 000-50810

                            Monadnock Bancorp, Inc.
             (Exact name of Registrant as specified in its charter)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes (X) No ( )

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

      Large accelerated filer ( ) Accelerated filer         ( )
      Non-accelerated filer   ( ) Smaller reporting company (X)

      Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

      As of May 1, 2008, there were 1,218,958 shares issued and 1,293,608 shares outstanding of the issuer's common stock.

                                     INDEX

                     Monadnock Bancorp, Inc. and Subsidiary

Part I.  Financial Information                                              Page
         ---------------------                                              ----

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of March 31, 2008 (unaudited)
         and December 31, 2007                                                 3

         Consolidated Statements of Income for the
         Three Months Ended March 31, 2008 and 2007 (unaudited)                4

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2008 and 2007 (unaudited)                5

         Notes to Unaudited Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           17

Item 4.  Controls and Procedures                                              18

Part II. Other Information
         -----------------

Item 1.  Legal Proceedings                                                    18

Item 1A. Risk Factors                                                         18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          18

Item 3.  Defaults upon Senior Securities                                      18

Item 4.  Submission of Matters to a Vote of  Security Holders                 18

Item 5.  Other Information                                                    19

Item 6.  Exhibits                                                             19

SIGNATURES                                                                    20

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                         Item 1 - Financial Statements
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                                  March 31,      December 31,
ASSETS                                                                              2008             2007
------                                                                          ------------     ------------
                                                                                 (Unaudited)

Cash and due from banks                                                         $  1,273,377     $  1,181,206
Massachusetts Municipal Cash Trust                                                    14,006
                                                                                ------------     ------------
      Total cash and cash equivalents                                              1,287,383        1,181,206
Interest-bearing time deposit in other bank                                          100,000          100,000
Investments in available-for-sale securities (at fair value)                      47,064,481       36,595,813
Federal Home Loan Bank stock, at cost                                              2,139,300        1,607,700
Loans, net of allowance for loan losses of $361,369 as of March 31, 2008
 and $389,770 as of December 31, 2007                                             64,935,226       64,030,781
Premises and equipment                                                               783,496          809,493
Goodwill                                                                             132,293          132,293
Core deposit intangible                                                               56,750           61,250
Accrued interest receivable                                                          544,855          442,749
Other assets                                                                         171,537          214,674
                                                                                ------------     ------------
      Total assets                                                              $117,215,321     $105,175,959
                                                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing                                                           $  4,961,974     $  5,286,039
  Interest-bearing                                                                59,587,516       59,531,823
                                                                                ------------     ------------
      Total deposits                                                              64,549,490       64,817,862
Federal Home Loan Bank advances                                                   42,864,649       30,537,976
Other liabilities                                                                    429,756          383,533
                                                                                ------------     ------------
      Total liabilities                                                          107,843,895       95,739,371
                                                                                ------------     ------------
Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized 2,000,000 shares;
   issued and outstanding none
  Common stock, par value $.01 per share; authorized 10,000,000 shares;
   1,293,608 shares issued at March 31, 2008 and December 31, 2007;
   1,218,958 and 1,228,958 outstanding at March 31, 2008 and
   December 31, 2007                                                                  12,936           12,936
  Paid-in capital                                                                  7,767,352        7,755,439
  Retained earnings                                                                2,733,782        2,710,788
  Unearned compensation - ESOP                                                      (402,683)        (402,683)
  Unearned compensation - Recognition and Retention Plan                            (298,799)        (298,799)
  Treasury stock, at cost (74,650 shares at March 31, 2008 and 64,650
   shares at December 31, 2007)                                                     (495,687)        (431,687)
  Accumulated other comprehensive income                                              54,525           90,594
                                                                                ------------     ------------
      Total stockholders' equity                                                   9,371,426        9,436,588
                                                                                ------------     ------------
      Total liabilities and stockholders' equity                                $117,215,321     $105,175,959
                                                                                ============     ============

           The accompanying notes are an integral part of these consolidated financial statements.

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                         Item 1 - Financial Statements
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           2008          2007
                                                        ----------    ----------
                                                               (Unaudited)
Interest and dividend income:
  Interest and fees on loans                            $1,058,252    $  926,801
  Interest on investments-taxable                          517,071       450,851
  Other interest income                                     31,664        28,393
                                                        ----------    ----------
      Total interest and dividend income                 1,606,987     1,406,045
                                                        ----------    ----------
Interest expense:
  Interest on deposits                                     553,082       518,683
  Interest on Federal Home Loan Bank advances              384,342       279,841
                                                        ----------    ----------
      Total interest expense                               937,424       798,524
                                                        ----------    ----------
      Net interest and dividend income                     669,563       607,521
Provision for loan losses                                   59,508        23,923
                                                        ----------    ----------
      Net interest and dividend income
       after provision for loan losses                     610,055       583,598
                                                        ----------    ----------
Noninterest income:
  Service charges on deposits                               54,383        52,895
  Net gain on sales of available-for-sale securities        83,864        16,081
  Other income                                              22,932        18,845
                                                        ----------    ----------
      Total noninterest income                             161,179        87,821
                                                        ----------    ----------
Noninterest expense:
  Salaries and employee benefits                           364,494       324,033
  Occupancy expense                                         40,859        38,578
  Equipment expense                                         23,035        21,495
  Data processing                                           68,811        54,152
  Blanket bond insurance                                     1,654         2,069
  Professional fees                                         47,954        42,710
  Supplies and printing                                      7,027        12,705
  Telephone expense                                         12,820        12,951
  Marketing expense                                         41,735        12,231
  Postage expense                                            9,910         9,443
  Other expense                                            108,706        77,700
                                                        ----------    ----------
      Total noninterest expense                            727,005       608,067
                                                        ----------    ----------
      Income before income tax expense                      44,229        63,352
Income tax expense                                          21,235        27,147
                                                        ----------    ----------
      Net income                                        $   22,994    $   36,205
                                                        ==========    ==========

Shares used in computing net income per share:
  Basic                                                  1,128,225     1,212,209
  Diluted                                                1,173,308     1,240,003

Net income per share - basic                            $     0.02    $     0.03

Net income per share - diluted                          $     0.02    $     0.03

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

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                         Item 1 - Financial Statements
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                                Three Months Ended
                                                                                    March 31,
                                                                          -----------------------------
                                                                              2008              2007
                                                                          ------------      -----------
                                                                                   (Unaudited)
Cash flows from operating activities:

Net income                                                                $     22,994      $    36,205
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Net gain on sales of available-for-sale securities                           (83,864)         (16,081)
  Net amortization of securities                                                43,688           17,418
  Change in deferred loan origination costs, net                                (6,850)             153
  Provision for loan losses                                                     59,508           23,923
  Recognition of stock option expense                                           11,913            5,382
  Depreciation and amortization                                                 28,082           26,174
  (Increase) decrease in accrued interest receivable                          (102,106)          20,268
  Amortization of core deposit intangible                                        4,500            5,250
  Decrease in other assets                                                       7,572            1,933
  Decrease in loan servicing rights and interest-only strips, net                  375            1,667
  Decrease (increase) in prepaid expenses                                       23,048          (23,354)
  Decrease in taxes receivable                                                  12,142            7,299
  Increase in taxes payable                                                                      24,261
  Deferred income tax benefit                                                   (1,449)            (675)
  Increase in accrued ESOP and Recognition and Retention Plan expense           14,307           10,629
  Increase (decrease) in accrued expenses                                       19,428             (637)
  Increase in accrued interest payable                                          39,295            4,407
  Decrease in other liabilities                                                 (1,699)          (4,237)
                                                                          ------------      -----------

Net cash provided by operating activities                                       90,884          139,985
                                                                          ------------      ------------

Cash flows from investing activities:
  Purchases of available-for-sale securities                               (23,901,754)        (893,429)
  Proceeds from sales of available-for-sale securities                      10,396,533        2,645,150
  Principal payments received on available-for-sale securities               3,017,001        3,125,085
  Purchase of Federal Home Loan Bank stock                                    (531,600)         (62,900)
  Loan originations and principal collections, net                            (958,091)      (2,193,555)
  Recoveries of previously charged off loans                                       988              706
  Capital expenditures - premises and equipment                                 (2,085)         (47,190)
                                                                          ------------      -----------

Net cash (used in) provided by investing activities                        (11,979,008)       2,573,867
                                                                          ------------      -----------

Cash flows from financing activities:
  Net increase in demand deposits, savings and NOW deposits                  2,422,782          210,495
  Net decrease in time deposits                                             (2,691,154)        (901,376)
  Net change on short-term advances from Federal Home Loan Bank              2,290,000       (1,000,000)
  Long-term advances from Federal Home Loan Bank                            10,490,041        2,002,090
  Payments on long-term advances from Federal Home Loan Bank                  (453,368)        (650,000)
  Purchase of common stock for treasury                                        (64,000)
                                                                          ------------      -----------

Net cash provided by (used in) financing activities                         11,994,301         (338,791)
                                                                          ------------      -----------

                                       5

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                    Three Months Ended March 31, 2008 and 2007
                    ------------------------------------------

                                  (continued)

                                                                              2008             2007
                                                                          ------------      -----------
                                                                                   (Unaudited)
Net increase in cash and cash equivalents                                      106,177        2,375,061
Cash and cash equivalents at beginning of period                             1,181,206        1,098,189
                                                                          ------------      -----------
Cash and cash equivalents at end of period                                $  1,287,383      $ 3,473,250
                                                                          ============      ============

Supplemental disclosures:
  Interest paid                                                           $    898,129      $   794,117
  Income taxes paid                                                              7,000            1,800

        The accompanying notes are an integral part of these consolidated financial statements.

                                                  6

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                         Item 1. - Financial Statements
         Condensed Notes to Unaudited Consolidated Financial Statements
         --------------------------------------------------------------
                                 March 31, 2008

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

      Basis of Presentation: The consolidated financial statements presented in this quarterly report include the accounts of the Bank. The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and predominant practices followed by the financial services industry, and are unaudited. Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2008. In the opinion of the Company's management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made.

      The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2008. Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

      At March 31, 2008, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

Note 2. Earnings Per Share

      Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Weighted average options to purchase 73,102 and 2,602 shares of common stock were outstanding during the first quarter of 2008 and 2007, respectively, but were not included in the computation of weighted average common shares outstanding for purposes of computing diluted earnings per share, because the effect would have been antidilutive.

Note 3. Investments

      The Company classifies its investments in debt securities as securities held-to-maturity, securities available-for-sale or trading securities. Securities held-to-maturity are carried at amortized cost, securities available-for-sale are carried at fair value with unrealized gains and losses shown in accumulated other comprehensive income (loss) as a separate component of stockholders' equity, net of related tax effects, and trading securities are carried at fair value with unrealized gains and losses reflected in earnings. The Company had no securities classified as held-to-maturity or trading securities during 2008 or 2007.

      The amortized cost and estimated fair value of securities at March 31, 2008 and December 31, 2007 are as follows:

                                                             Amortized      Estimated
                                                             Cost Basis     Fair Value
                                                            -----------    -----------

March 31, 2008:
  Mortgage-backed securities:
    FNMA                                                    $17,188,530     17,190,231
    FHLMC                                                    19,371,951     19,400,651
    GNMA                                                     10,413,712     10,473,599
                                                            -----------    -----------
      Total mortgage-backed securities                       46,974,193     47,064,481
                                                            -----------    -----------
      Total investments in available-for-sale securities    $46,974,193    $47,064,481
                                                            ===========    ===========

December 31, 2007:
  Mortgage-backed securities:
    FNMA                                                    $13,639,059    $13,752,814
    FHLMC                                                     8,370,811      8,397,971
    GNMA                                                     14,435,927     14,445,028
                                                            -----------    -----------
      Total mortgage-backed securities                       36,445,797     36,595,813
                                                            -----------    -----------
      Total investments in available-for-sale securities    $36,445,797    $36,595,813
                                                            ===========    ===========

Note 4. Loans

      Loans consist of the following at:

                                              March 31,      December 31,
                                                 2008            2007
                                             -----------     ------------

One- to four-family residential              $31,944,025     $31,526,555
Home equity                                    5,557,281       5,350,078
Commercial real estate                        14,636,149      14,693,410
Multifamily                                    1,589,124       1,704,787
Construction and land development loans        1,012,188       1,141,352
Commercial loans                               7,519,614       7,065,867
Consumer loans                                 2,700,011       2,607,149
                                             -----------     -----------
                                              64,958,392      64,089,198
Allowance for loan losses                       (361,369)       (389,770)
Deferred costs, net                              338,203         331,353
                                             -----------     -----------
      Net loans                              $64,935,226     $64,030,781
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

      Changes in the allowance for loan losses are as follows:

                                                   Three months ended
                                                       March 31,
                                                -----------------------
                                                  2008           2007
                                                --------       --------

Balance at beginning of period                  $389,770       $334,917
Recoveries of loans previously charged off           988            706
Provision for loan losses                         59,508         23,923
Charge offs                                      (88,897)        (4,508)
                                                --------       --------
Balance at end of period                        $361,369       $355,038
                                                ========       ========

      Information with respect to impaired loans consisted of the following at:

                                                March 31,      December 31,
                                                  2008             2007
                                                ---------      ------------

Recorded investment in impaired loans           $849,028         $269,725
                                                ========         ========

Impaired loans with specific loss allowances    $241,559         $242,804
                                                ========         ========

Loss allowances reserved on impaired loans      $ 41,260         $ 37,448
                                                ========         ========

      The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $413,000 and $60,000 for the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008 and 2007, the Company recognized no income on impaired loans.

Note 5. Deposits

      Interest-bearing deposits consisted of the following at:

                                                  March 31,     December 31,
                                                     2008           2007
                                                 -----------    ------------

NOW accounts                                     $10,235,812    $ 7,613,526
Savings accounts                                   2,470,925      2,448,071
Money market deposit accounts                      8,446,305      8,344,598
Time certificates                                 38,434,474     41,125,628
                                                 -----------    -----------
                                                 $59,587,516    $59,531,823
                                                 ===========    ===========

Note 6. Fair Value Measurement Disclosures

      The following table presents the fair value disclosures of assets and liabilities in accordance with SFAS 157, "Fair Value Measurements" (SFAS 157) which became effective for the Company's consolidated financial statements on January 1, 2008:

                                                   Fair Value Measurements at Reporting Date
                                                                     Using
                                                -----------------------------------------------
                                                Quoted Prices
                                                  in Active       Significant
                                                 Markets for         Other          Significant
                                                  Identical        Observable      Unobservable
                                                    Assets           Inputs           Inputs
Description                        03/31/08       (Level 1)        (Level 2)         (Level 3)
-----------                      -----------    -------------     -----------      ------------

Available-for-sale securities    $47,064,481     $47,064,481        $                $
                                 -----------     -----------        -------          -------
      Total                      $47,064,481     $47,064,481        $                $
                                 ===========     ===========        =======          =======

                     Monadnock Bancorp, Inc. and Subsidiary
                         Part I - Financial Information
 Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                 March 31, 2008

Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains forward-looking statements, which are based on assumptions and describe future plans, strategies and expectations of Monadnock Bancorp, Inc. (or the "Company") and its wholly owned subsidiary, Monadnock Community Bank (or the "Bank"). These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words. Our ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, economic conditions in the states of New Hampshire or Massachusetts, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, fiscal policies of the New Hampshire or Massachusetts State Government, the quality or composition of our loan or investment portfolios, demand for loan products, competition for and the availability of loans that we purchase for our portfolio, deposit flows, competition, demand for financial services in our market areas and accounting principles and guidelines, acquisitions and the integration of acquired businesses, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

      Our earnings are primarily dependent upon our net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans and investment securities, and interest expense on interest-bearing liabilities, which principally consist of deposits and borrowings. Our results of operations also are affected by the level of our provisions for loan losses, non-interest income and non-interest expenses. Non-interest income consists primarily of service charges on deposit accounts, point of sale income from debit and credit transactions, ATM fees and any gain on sale of loans and investments. Non-interest expense consists primarily of salaries and employee benefits, occupancy, equipment, data processing and ATM expense. Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies, Federal Home Loan Bank ("FHLB") dividend policies and actions of regulatory authorities.

Management Strategy

      Our strategy is to operate as an independent financial institution dedicated to serving the needs of customers in our market area, which consists of western Hillsborough, eastern Cheshire counties in New Hampshire and northern Worcester county in Massachusetts. We intend to continue to increase our loan portfolio and to attract retail deposits, with the goal of expanding our deposit base. This growth may include the establishment of a new office, either by acquisition or by exploring opportunities in our market area although we currently have no arrangements or understandings regarding any specific transaction. On June 28, 2006, we completed our conversion to full stock ownership in order to raise additional capital to continue our growth.

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

      Increasing Loan Production. Our strategy of increasing net income includes increasing our loan production. Our business plan anticipates that we may emphasize originating commercial real estate, both permanent and construction, commercial business loans and one- to four-family residential real estate loans. Commercial real estate and commercial business loans provide higher returns but involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on these loans are often dependent on the successful operation or management of the properties or business, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. Our net loan portfolio increased $9.1 million, or 16.3%, from $55.9 million at March 31, 2007 to $65.0 million at March 31, 2008. We plan to continue to grow our loan portfolio with the net proceeds raised in the 2006 stock offering.

      Building Core Deposits. We offer checking accounts, NOW accounts and savings accounts, which generally are lower cost sources of funds than certificates of deposit and are less sensitive to withdrawal when interest rates fluctuate. In order to build our core deposit base, we intend to continue to offer a broad range of deposit products and to increase our core deposits through possible branch acquisitions, or the establishment of a new office although we currently have no arrangements or understandings regarding any specific transaction. In an effort to increase core deposits and become more competitive, the Bank implemented a Reward Checking account product in October 2007. At March 31, 2008, this product totaled $6.5 million. Our deposits increased $3.8 million, or 6.3%, to $64.5 million at March 31, 2008 from $60.7 million at March 31, 2007.

      Maintaining Asset Quality. Our asset quality is reflected in our ratio of non-performing assets to total assets, which was 0.72% at March 31, 2008 and 0.26% at December 31, 2007, respectively. The increase in nonperforming assets for the quarter ended March 31, 2008 was primarily due to a commercial loan relationship with an outstanding balance of $575,000 at March 31, 2008, of which loans are guaranteed by the United States Small Business Administration covering $319,000 of the balance outstanding. Management is striving to continue to maintain good asset quality. We have introduced new loan products only when we were confident that our staff had the necessary expertise and sound underwriting and collection procedures were in place. In addition to these lending practices, we invest in high grade securities.

      Improving Non-Interest Income. Non-interest income consists primarily of service charges on deposit accounts, point of sale income from debit and credit transactions, ATM fees and any gain on sale of loans and investments. We plan to target programs to increase non-interest income such as the overdraft checking program we instituted in December 2005.

      Improving Our Efficiency Ratio. Our infrastructure and fixed operating costs can support a larger asset base. We believe the conversion and offering described above will allow us to increase our asset base through greater loan production which should help improve our efficiency ratio (non-interest expense divided by net-interest income and non-interest income) by generating additional income. Our efficiency ratio was 87.51% and 87.45% for the quarter ended March 31, 2008 and March 31, 2007, respectively.

      All of these initiatives are designed to improve our profitability in future years.

Changes in Financial Condition from December 31, 2007 to March 31, 2008

      General. Total assets increased $12.0 million, or 11.4%, to $117.2 million at March 31, 2008 compared with $105.2 million at December 31, 2007. We increased our assets in the first quarter of 2008, by increasing our investment portfolio by $10.5 million while funding this leverage with $12.4 million in Federal Home Loan Bank advances in an attempt to counteract our net interest margin compression as a result of the recent Federal Reserve actions to lower the federal funds rate by 300 basis points since September 2007.

      Investments. Monadnock Bancorp, Inc. classifies its investments in debt securities as securities held-to-maturity, securities available-for-sale or trading securities. Securities held-to-maturity are carried at amortized cost, securities available-for-sale are carried at fair value with unrealized gains and losses shown in accumulated other comprehensive income (loss) as a separate component of stockholders' equity, net of related tax effects, and trading securities are carried at fair value with unrealized gains and losses reflected in earnings. Monadnock Bancorp, Inc. had no securities classified as held-to-maturity or trading securities at March 31, 2008 or at December 31, 2007.

      Our investment portfolio increased $10.5 million, or 28.7%, to $47.1 million at March 31, 2008 from $36.6 million at December 31, 2007. The increase was due to the purchase of $23.9 million in mortgage-backed securities, partially offset by $10.4 million in sales of mortgage-backed securities and $3.0 million in principal paydowns of mortgage-backed securities. The increase in investment securities was funded by Federal Home Loan Bank advances.

      At March 31, 2008, the weighted average maturity of mortgage-backed securities available-for-sale was 321 months, based upon their final maturities. However, normal principal repayments and prepayments of mortgage-backed securities are received regularly, substantially reducing their weighted average maturities. All of our mortgage-backed securities are adjustable with a weighted average term to next repricing adjustment of 28 months on average.

      Loans. Our net loan portfolio grew by $904,000, or 1.4%, to $64.9 million at March 31, 2008 from $64.0 million at December 31, 2007. Loan growth during the quarter ended March 31, 2008 was primarily concentrated in commercial, one- to four-family residential and home equity lending which grew $454,000, $417,000 and $207,000, respectively.

      Deposits. Our total deposits decreased $268,000 to $64.5 million at March 31, 2008 from $64.8 million at December 31, 2007. Interest-bearing deposits were virtually unchanged at $59.6 million and $59.5 million at March 31, 2008 and December 31, 2007, respectively, while noninterest-bearing deposits decreased $324,000 during the first quarter of 2008. NOW accounts increased $2.6 million during the first quarter of 2008 which was due to the implementation of our Rewards Checking account product in the fourth quarter of 2007. Rewards Checking accounts increased $3.1 million during the first quarter of 2008 and totaled $6.5 million at March 31, 2008, which was partially offset by a decrease in a large NOW account balance during the first quarter of 2008. Money market deposit accounts increased $102,000 during the first quarter of 2008, while time certificates decreased $2.7 million. The decrease in time certificates was attributable to customers transferring these deposits to other deposit products at Monadnock Community Bank as well as interest rate sensitive customers leaving due to competitive rates being offered elsewhere.

      Borrowings. FHLB advances increased $12.4 million, or 40.7%, to $42.9 million at March 31, 2008 from $30.5 million at December 31, 2007. The increase in FHLB advances was used to fund the purchase of investment securities, and to a lesser extent, net loan growth during the first quarter of 2008.

      Principal payments due on other borrowings after March 31, 2008 are $3.8 million in 2008, $5.4 million in 2009, $7.3 million in 2010, $4.0 million in 2011, $5.8 million in 2012 and $16.5 million in years thereafter. The FHLB will require the repayment of $4.0 million of borrowings during 2008 if the three-month LIBOR exceeds specified rates; $3.0 million of which is at a weighted average interest rate of 3.04% maturing in 2009 if the three-month LIBOR exceeds 6.50%. Additionally, the FHLB will require the repayment of $1.0 million of borrowings during 2008 if the three-month LIBOR exceeds 6.50% of which borrowings is at an interest rate of 3.99% maturing in 2014. As of March 31, 2008, the three month LIBOR was at 2.69%. During the first quarter of 2008, the Bank borrowed an additional $6.5 million in callable advances from the FHLB. These advances are callable at the discretion of the FHLB on the call date noted and most are callable continuously on a quarterly basis thereafter. The FHLB has the right to call $8.5 million in borrowings during 2008, of which borrowings have a weighted interest rate of 3.71% and a weighted average maturity of 87 months. The FHLB has the right to call $2.0 million in borrowings during 2009, of which borrowings have a weighted interest rate of 3.08% and a weighted average maturity of 57 months. The FHLB has the right to call $3.0 million in borrowings during 2010, of which borrowings have a weighted interest rate of 2.90% and a weighted average maturity of 58 months. In addition, the FHLB has the right to call $1.0 million in borrowings during 2011, of which borrowings are at an interest rate of 3.09% and maturity of 59 months.

Should the FHLB require repayment of the putable and callable borrowings on the put and call dates, the interest cost to replace such borrowings would likely increase.

      Stockholders' Equity. Total stockholders' equity decreased $65,000 to $9.37 million at March 31, 2008 from $9.44 million at December 31, 2007. The decrease in stockholders' equity was primarily attributable to the repurchase of 10,000 shares of common stock for treasury for $64,000. Our equity to assets ratio was 8.00% at March 31, 2008 compared to 8.97% at December 31, 2007.

Comparison of Results of Operations for the Three Months Ended
March 31, 2008 and 2007

      General. We recorded net income of $23,000 for the quarter ended March 31, 2008 compared with net income of $36,000 for the quarter ended March 31, 2007. The decrease in earnings for the three months ended March 31, 2008 compared with the same period a year earlier was primarily attributable to an increase in noninterest expense of $119,000, an increase in the provision for loan losses of $36,000, partially offset by an increase in noninterest income of $73,000, an increase in net interest and dividend income of $62,000 and a decrease in income tax expense of $6,000.

      Our profitability has been marginal during the last few years primarily due to our high fixed operating costs in relation to the amount of net interest income and non-interest income we generated and our comparatively low net interest margin (net interest income divided by average interest earning assets). Our efficiency ratio was 87.51% for the three months ended March 31, 2008 compared to 87.45% for the three months ended March 31, 2007. The existing operating platform we have in place relative to the size of our customer base and asset base has tended to negatively impact our profitability. Our net interest margin for the quarter ended March 31, 2008 was 2.47% compared to 2.62% for the three months ended March 31, 2007 and 2.67% for the three months ended December 31, 2007. The decrease in the net interest margin for the three months ended March 31, 2008 compared with the same period a year ago was due to an increase in nonperforming loans during the first quarter of 2008 which reduced loan income by $15,000 and contributed to a decrease in the interest rate spread and net interest margin of 6 basis points. In addition, the interest margin was negatively impacted by recent Federal Reserve actions which resulted in the reduction of the Prime Rate by 2.00% since late January 2008. In the event we are unable to generate continued commercial and residential loan volume in 2008, or become reliant on investments in securities, certificates of deposit or FHLB borrowings, our net interest margin may be negatively impacted along with our net earnings potential.

      Net Interest and Dividend Income. Net interest and dividend income increased $62,000, or 10.2%, to $670,000 for the three months ended March 31, 2008 compared to $608,000 for the three months ended March 31, 2007. This increase reflected a $201,000, or 14.3%, increase in interest and dividend income, and a $138,000, or 17.3%, increase in interest expense. The interest rate spread was 2.03% for the three months ended March 31, 2008 compared to 2.06% for the three months ended March 31, 2007 and 2.15% for the three months ended December 31, 2007.

      Interest and Dividend Income. Total interest and dividend income increased by $201,000, or 14.3%, to $1.6 million for the three months ended March 31, 2008 compared with $1.4 million for the three months ended March 31, 2007. The increase of $201,000 was due to an increase in the average balance of interest-earning assets of $14.9 million, or 15.9%, to $108.8 million for the three months ended March 31, 2008 from $93.9 million for the three months ended March 31, 2007, partially offset by a decrease in the yields on interest-earning assets to 5.94% for the three months ended March 31, 2008 from 6.07% for the three months ended March 31, 2007. Interest income on loans increased $131,000, or 14.1%, to $1.1 million for the three months ended March 31, 2008 from $927,000 for the same period in 2007, primarily due to a $10.1 million increase in the average balance of loans from $54.6 million for the three months ended March 31, 2007 to $64.7 million for the same period in 2008. This increase on interest income on loans was partially offset by a decrease in loan yields from 6.88% for the three months ended March 31, 2007 to 6.58% for the same period in 2008. The increase in the average balance of loans is primarily attributable to an increase in the average balance of $5.3 million in commercial real estate loans, a $3.9 million increase in the average balance of one- to four-family residential loans as well as a $731,000 increase in consumer loans. The decrease in average loan yields from 6.88% for the three months ended March 31, 2007 to 6.58% for the same period in 2008 was due to the repricing of some adjustable rate loans downward due to a decrease in the prime rate of 3% since September 2007. The addition of $607,000 of nonperforming loans during the first quarter of 2008 also lowered loan income by $15,000. Interest income on investment securities, FHLB stock and interest-bearing deposits with other financial institutions increased $70,000 for the three months ended March 31, 2008 to $549,000 from $479,000 for the three months ended March 31, 2007. The increase was due to an increase in the average balance of the investment portfolio by $4.9 million to $44.2 million for the three months ended March 31, 2008, from $39.3 million for the same period in 2007, and to a lesser extent an increase in the overall yield on total investments from 4.94% for the three months ended

March 31, 2007 to 5.00% for the same period in 2008. The increase in the average balances in the investment portfolio is the direct result of our leveraging the balance sheet with an increase in funding from FHLB advances.

      Interest Expense. Total interest expense increased by $138,000, or 17.3%, to $937,000 for the three months ended March 31, 2008 from $799,000 for the three months ended March 31, 2007. The increase of $138,000 was due to an increase in the average balance of interest-bearing liabilities of $15.7 million to $96.5 million for the three months ended March 31, 2008 from $80.8 million for the same period in 2007, partially offset by a decrease in the average overall cost of interest-bearing liabilities to 3.91% for the three months ended March 31, 2008 from 4.01% for the same period in 2007. Interest expense on deposits increased $34,000 to $553,000 for the three months ended March 31, 2008 from $519,000 for the same period in 2007. The increase was due to an increase in the average rate on savings deposits to 2.18% for the three months ended March 31, 2008 from 1.49% for the same period in 2007 coupled with an increase in the average balance of savings deposits of $4.4 million to $19.3 million for the three months ended March 31, 2008 from $14.9 million for the same period in 2007. The increase in the average balances and cost on savings deposits for the three months ended March 31, 2008 compared to the same period in 2007 was primarily attributable to the introduction of a Rewards Checking product in October 2007. The average balance of time certificates remained virtually unchanged at $39.8 million for both periods, while the average cost of time certificates decreased from 4.73% for the three months ended March 31, 2007 to 4.53% for the same period in 2008. The decrease in the cost on time certificates is the direct result of maturing time certificates repricing at lower rates during the first quarter of 2008 due to the lower interest rate environment.

      Interest expense on FHLB advances increased $104,000 to $384,000 for the three months ended March 31, 2008 from $280,000 for the three months ended March 31, 2007. The increase was due to an increase in the average balance of FHLB advances of $11.2 million to $37.3 million for the three months ended March 31, 2008 from $26.1 million for the same period in 2007, partially offset by a decrease in the borrowing costs to 4.14% for the three months ended March 31, 2008 from 4.35% for the same period in 2007. We used the additional funding from the average balance increase of FHLB advances to increase our net loan portfolio, and to a lesser extent, our investment securities portfolio. The decrease in borrowing costs was primarily due to the lower interest rate environment which allowed us to refinance matured borrowings at lower costs while funding new borrowings at lower costs than was available in the first quarter of 2007.

      Allowance for Loan Losses. We recorded a provision for loan losses of $60,000 for the three months ended March 31, 2008 compared with $24,000 for the three months ended March 31, 2007. The increase in the provision was primarily due to an increase in the level of net charge-offs to $88,000 for the three months ended March 31, 2008 compared with $4,000 for the three months ended March 31, 2007, partially offset by a decrease in net loan volume for the three months ended March 31, 2008 compared with the same period a year earlier as well as the classification of loans into more favorable risk ratings due to the seasoning of real estate owner occupied first mortgage loans. The allowance for loan losses as a percent of total loans was 0.56% for March 31, 2008 compared with 0.63% at March 31, 2007. The mix of the loan portfolio continues to be weighted in one- to four-family residential and home equity loans which accounted for 57.7% and 62.2% of total loans at March 31, 2008 and 2007, respectively. These loans generally have a lower credit risk allocation and the portfolio has reduced levels of criticized and classified loans. Our methodology for analyzing the allowance for loan losses consists of specific and general components. The specific components relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience and quantitative and qualitative factors unique to the Bank for consumer, residential and commercial loans. Based on the above discussion, we believe that our allowance for loan losses covers known identifiable loan losses as well as estimated losses inherent in the portfolio for which the losses are probable but not specifically identifiable.

      Total Noninterest Income. Noninterest income increased $73,000, or 82.95%, to $161,000 for the three months ended March 31, 2008 from $88,000 for the three months ended March 31, 2007. The increase was primarily attributable to net gains on sales of available-for-sale securities of $84,000 for the three months ended March 31, 2008 compared with $16,000 for the three months ended March 31, 2007.

      Total Noninterest Expense. Noninterest expense increased $119,000, or 19.6% to $727,000 for the three months ended March 31, 2008 compared with $608,000 for the three months ended March 31, 2007. Salaries and employee benefits expense increased $40,000 from $324,000, or 53.3%, of total noninterest expense for the three months ended March 31, 2007 to $364,000, or 50.1%, of total noninterest expense for the three months ended March 31, 2008. This increase in salaries and employee benefits expense resulted from an increase in staffing for the commercial lending area, normal salary increases and increases related to stock benefit plans for employees, partially offset by an increase in the deferrals of loan origination costs. Other increases in noninterest expense related primarily to a $30,000 increase in marketing expenses which primarily related to the marketing of our Rewards Checking account product which was introduced in the fourth quarter of 2007 along with the promotion of a new service for our customers known as Identity Theft 911. Additional increases were attributable to a $31,000 increase in other expenses which related to higher FDIC assessment premiums in 2008 compared with 2007, additional ongoing expenses related to the Rewards Checking product and increased expenses related to fees and stock benefit plans for Directors. In addition, data processing costs increased $15,000 due to increased service bureau costs as well as computer related costs due to internal controls compliance under Sarbanes-Oxley and other technical support costs.

      Income Tax Expense. Income tax expense decreased $6,000, or 22.2%, to $21,000 for the first quarter of 2008 from $27,000 for the first quarter of 2007. The effective tax rate was 48.0% for the first quarter of 2008 compared to 42.9% for the first quarter of 2007.

Risk Elements

      Total nonperforming loans increased $579,000 to $849,000 or 1.31% of total loans at March 31, 2008 compared with $270,000 or 0.42% of total loans at December 31, 2007. The nonperforming loans carry a guarantee by the United States Small Business Administration covering $457,000 and $165,000 of the balance outstanding, respectively, at March 31, 2008 and December 31, 2007. The increase in nonperforming assets for the quarter ended March 31, 2008 was primarily due to a commercial loan relationship with an outstanding balance of $575,000 at March 31, 2008, of which loans are guaranteed by the United States Small Business Administration covering $319,000 of the balance outstanding.

      As shown in the following table, nonperforming assets as a percentage of total assets were 0.72% and 0.26%, as of March 31, 2008 and December 31, 2007, respectively.

                                                      March 31,     December 31,
                                                         2008           2007
                                                      ---------     ------------
                                                           ($ in Thousands)

Loans 90 days or more past due and still accruing       $   0          $   0
                                                        =====          =====

Total nonperforming loans and nonperforming assets      $ 849          $ 270
                                                        =====          =====

Nonperforming loans as a percent of total loans         1.31%          0.42%

Nonperforming assets as a percent of total assets       0.72%          0.26%

      The following table is a break down of nonperforming loans by loan type that have a government guaranty for the periods noted below:

                                                      March 31,     December 31,
                                                         2008           2007
                                                      ---------     ------------
                                                           ($ in Thousands)

Commercial business loans with a SBA guarantee          $162            $184
Commercial real estate loans with a SBA guarantee        426               -
                                                        ----            ----
Total nonperforming loans with a SBA guarantee          $588            $184
                                                        ====            ====

Guaranteed portion of nonperforming loans               $457            $165
                                                        ====            ====

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

      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products such as residential, commercial and consumer loans. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At March 31, 2008, the total approved loan commitments unfunded amounted to $9.1 million, which includes the unadvanced portion of loans of $7.3 million. Certificates of deposit and advances from the FHLB of Boston scheduled to mature in one year or less at March 31, 2008, totaled $32.8 million and $3.8 million, respectively. Based on historical experience, we believe that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

      During the first quarter of 2008, the Bank secured a repo line of credit with a brokerage firm for $5.0 million, in the event additional liquidity were needed.

      At March 31, 2008, we had total collateral available to support an additional $17.5 million in additional advances from the FHLB of Boston, but the Bank's internal policy limits FHLB advances to 50% of total assets which amounts to an additional $13.3 million in borrowing capacity at March 31, 2008.

Stockholders' Equity

      Our stockholders' equity decreased $65,000 to $9.37 million at March 31, 2008 from $9.44 million at December 31, 2007. The decrease in stockholders' equity was primarily attributable to the repurchase of 10,000 shares of common stock for treasury for $64,000. Our equity to assets ratio was 8.00% at March 31, 2008 compared to 8.97% at December 31, 2007.

      Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. As of March 31, 2008, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the subsidiary bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6% and 5%, respectively. The Bank's regulatory capital ratios at March 31, 2008 were as follows: total risk-based capital 15.03%, Tier I risk based 14.43% and Tier I leverage (core capital) 7.34%. There have been no conditions or events since that notification that management believes would cause a change in the Bank's categorization.

Impact of Inflation

      The financial statements presented in this 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

      In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

      o Using FHLB advances and pricing on fixed-term non-core deposits to align maturities and repricing terms,

      o  Purchasing adjustable rate securities,

      o  Originating and purchasing adjustable rate loans,

      o Originating and purchasing a reasonable volume of fixed rate mortgages, and

      o  Managing our deposits to establish stable deposit relationships.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

      This item is not applicable to the Company because we are a smaller reporting company.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. At March 31, 2008, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition, results of operations, or cash flows.

Item 1A. Risk Factors

      This item is not applicable to the Company because we are a smaller reporting company.

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds The table below sets forth information regarding the Company's common stock repurchase plans. Purchases made during February and March 2008 relate to the stock repurchase plan that was approved by the Company's Board of Directors on February 14, 2008. These shares will be purchased at prevailing market prices from time to time over a twelve-month period depending upon market conditions. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. As of March 31, 2008, the Company had purchased 10,000 shares of common stock at a weighted average share price of $6.40.

                                                                              Total Number of        Maximum Number
                                                                              Shares Purchased     of Shares that May
                                          Total Number                      as Part of Publicly     Yet Be Purchased
                                            of Shares     Average Price       Announced Plans      Under the Plans or
Period                                      Purchased     Paid per Share        or Programs             Programs
--------------------------------------    ------------    --------------    -------------------    ------------------

January 1, 2008 through January 31, 2008          -            $   -                    -                65,000

February 1, 2008 through February 29, 2008    5,000             6.25                5,000                60,000

March 1, 2008 through March 31, 2008          5,000             6.55                5,000                55,000
                                             ------            -----               ------

Total                                        10,000            $6.40               10,000                55,000
                                             ======            =====               ======

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


                                       Monadnock Bancorp, Inc.

Date: May 6, 2008                      /s/ William M. Pierce, Jr.
                                       --------------------------
                                       William M. Pierce, Jr.
                                       President and Chief Executive Officer


Date: May 6, 2008                      /s/ Karl F. Betz
                                       ----------------
                                       Karl F. Betz
                                       Senior Vice President and Chief
                                       Financial Officer