Form 10-Q
period 2008-06-30
MONADNOCK BANCORP INC
filed 2008-08-08
CIK 1283899

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the Quarterly Period Ended June 30, 2008

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

      As of August 1, 2008, there were 1,293,608 shares issued and 1,163,958 shares outstanding of the issuer's common stock.

                                     INDEX

                     Monadnock Bancorp, Inc. and Subsidiary

Part I.  Financial Information                                              Page
         ---------------------                                              ----

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 2008
         (unaudited) and December 31, 2007                                     3

         Condensed Consolidated Statements of Income for the
         Three and Six Months Ended June 30, 2008 and 2007 (unaudited)         4

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2008 and 2007 (unaudited)                   5

         Condensed Notes to Unaudited Consolidated Financial Statements        7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           20

Item 4.  Controls and Procedures                                              20

Part II. Other Information
         -----------------

Item 1.  Legal Proceedings                                                    21

Item 1A. Risk Factors                                                         21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          21

Item 3.  Defaults upon Senior Securities                                      21

Item 4.  Submission of Matters to a Vote of  Security Holders                 21

Item 5.  Other Information                                                    22

Item 6.  Exhibits                                                             22

SIGNATURES                                                                    23

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                         Item 1 - Financial Statements
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                                  June 30,       December 31,
ASSETS                                                                             2008              2007
------                                                                          -----------      ------------
                                                                                (Unaudited)

Cash and due from banks                                                         $  1,432,953     $  1,181,206
Interest-bearing demand deposits with other banks                                      1,736
Federal Home Loan Bank overnight deposit                                             665,000
                                                                                ------------     ------------
      Total cash and cash equivalents                                              2,099,689        1,181,206
Interest-bearing time deposits in other bank                                         200,000          100,000
Investments in available-for-sale securities (at fair value)                      38,388,117       36,595,813
Federal Home Loan Bank stock, at cost                                              2,218,700        1,607,700
Loans, net of allowance for loan losses of $381,343 as of June 30, 2008
 and $389,770 as of December 31, 2007                                             67,780,160       64,030,781
Premises and equipment                                                               766,286          809,493
Other real estate owned                                                              474,349
Goodwill                                                                             132,293          132,293
Core deposit intangible                                                               52,250           61,250
Accrued interest receivable                                                          493,171          442,749
Other assets                                                                         130,830          214,674
                                                                                ------------     ------------
      Total assets                                                              $112,735,845     $105,175,959
                                                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing                                                           $  5,461,570     $  5,286,039
  Interest-bearing                                                                54,591,979       59,531,823
                                                                                ------------     ------------
      Total deposits                                                              60,053,549       64,817,862
Federal Home Loan Bank advances                                                   42,945,219       30,537,976
Other borrowings - ESOP loan                                                         400,000
Other liabilities                                                                    367,121          383,533
                                                                                ------------     ------------
      Total liabilities                                                          103,765,889       95,739,371
                                                                                ------------     ------------
Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized 2,000,000 shares;
   issued and outstanding none
  Common stock, par value $.01 per share; authorized 10,000,000 shares;
   1,293,608 shares issued at June 30, 2008 and December 31, 2007;
   1,163,958 and 1,228,958 outstanding at June 30, 2008 and
   December 31, 2007, respectively                                                    12,936           12,936
  Paid-in capital                                                                  7,779,245        7,755,439
  Retained earnings                                                                2,753,488        2,710,788
  Unearned compensation - ESOP                                                      (402,683)        (402,683)
  Unearned compensation - Recognition and Retention Plan                            (281,684)        (298,799)
  Treasury stock, at cost (129,650 shares at June 30, 2008 and 64,650
   shares at December 31, 2007)                                                     (842,238)        (431,687)
  Accumulated other comprehensive (loss) income                                      (49,108)          90,594
                                                                                ------------     ------------
      Total stockholders' equity                                                   8,969,956        9,436,588
                                                                                ------------     ------------
      Total liabilities and stockholders' equity                                $112,735,845     $105,175,959
                                                                                ============     ============

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

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                         Item 1 - Financial Statements
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (UNAUDITED)

                                                           Three Months Ended           Six Months Ended
                                                                June 30,                    June 30,
                                                        ------------------------    ------------------------
                                                           2008          2007          2008          2007
                                                        ----------    ----------    ----------    ----------
Interest and dividend income:
  Interest and fees on loans                            $1,068,667    $  973,404    $2,126,919    $1,900,205
  Interest on investments-taxable                          504,910       430,326     1,021,981       881,177
  Other interest income                                     24,108        58,968        55,772        87,361
                                                        ----------    ----------    ----------    ----------
      Total interest and dividend income                 1,597,685     1,462,698     3,204,672     2,868,743
                                                        ----------    ----------    ----------    ----------
Interest expense:
  Interest on deposits
                                                           453,474       566,332     1,006,556     1,085,015
  Interest on FHLB advances and other borrowings           423,840       270,378       808,182       550,219
                                                        ----------    ----------    ----------    ----------
      Total interest expense                               877,314       836,710     1,814,738     1,635,234
                                                        ----------    ----------    ----------    ----------
      Net interest and dividend income                     720,371       625,988     1,389,934     1,233,509
Provision for loan losses                                   24,347        21,000        83,855        44,923
                                                        ----------    ----------    ----------    ----------
      Net interest and dividend income
       after provision for loan losses                     696,024       604,988     1,306,079     1,188,586
                                                        ----------    ----------    ----------    ----------
Noninterest income:
  Service charges on deposits                               51,558        50,677       105,941       103,572
  Net gain on sales of available-for-sale securities        12,588                      96,452        16,081
  Loan commissions                                                         2,246                       2,246
  Other income                                              26,180        14,686        49,112        33,531
                                                        ----------    ----------    ----------    ----------
      Total noninterest income                              90,326        67,609       251,505       155,430
                                                        ----------    ----------    ----------    ----------
Noninterest expense:
  Salaries and employee benefits                           371,521       326,962       736,015       650,995
  Occupancy expense                                         39,522        37,954        80,381        76,532
  Equipment expense                                         22,635        22,031        45,670        43,526
  Data processing                                           66,550        49,813       135,361       103,965
  Blanket bond insurance                                     4,727         4,727         6,381         6,796
  Professional fees                                         51,214        42,915        99,168        85,625
  Supplies and printing                                     10,221         7,634        17,248        20,339
  Telephone expense                                         12,730        12,843        25,550        25,794
  Marketing expense                                         39,259        24,162        80,994        36,393
  Postage expense                                            9,699        10,066        19,609        19,509
  Other expense                                            117,299        98,656       226,005       176,356
                                                        ----------    ----------    ----------    ----------
      Total noninterest expense                            745,377       637,763     1,472,382     1,245,830
                                                        ----------    ----------    ----------    ----------
      Income before income tax expense                      40,973        34,834        85,202        98,186
Income tax expense                                          21,267        16,583        42,502        43,730
                                                        ----------    ----------    ----------    ----------
      Net income                                        $   19,706    $   18,251    $   42,700    $   54,456
                                                        ==========    ==========    ==========    ==========

Shares used in computing net income per share:
  Basic                                                  1,103,380     1,202,866     1,115,803     1,207,512
  Diluted                                                1,147,184     1,240,035     1,160,246     1,240,019
Net income per share - basic                            $     0.02    $     0.02    $     0.04    $     0.05
Net income per share - diluted                          $     0.02    $     0.01    $     0.04    $     0.04

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                         Item 1 - Financial Statements
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                          -----------------------------
                                                                              2008              2007
                                                                          ------------      -----------
                                                                                   (Unaudited)
Cash flows from operating activities:
Net income                                                                $     42,700      $    54,456
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Net gains on sales of available-for-sale securities                          (96,452)         (16,081)
  Net amortization of securities                                               103,010           36,679
  Change in deferred loan origination costs, net                                 4,432          (16,446)
  Provision for loan losses                                                     83,855           44,923
  Amortization of unearned compensation - restricted stock award plans          17,115
  Recognition of stock option expense                                           23,806           13,531
  Depreciation and amortization                                                 55,713           53,160
  Increase in accrued interest receivable                                      (50,421)         (11,931)
  Amortization of core deposit intangible                                        9,000           10,500
  Decrease (increase) in other assets                                           39,395             (114)
  Decrease in loan servicing rights and interest-only strips, net                  751           12,704
  Decrease (increase) in prepaid expenses                                       22,719          (43,409)
  Decrease in taxes receivable                                                  20,979            7,299
  Increase in taxes payable                                                                      15,670
  Deferred income tax benefit                                                   (2,897)          (1,675)
  Increase in accrued ESOP and restricted stock award plans expense             15,484           22,951
  Increase (decrease) in accrued expenses                                       10,853          (10,794)
  Increase (decrease) in accrued interest payable                               45,432           (1,856)
  Increase in other liabilities                                                  6,349           46,987
                                                                          ------------      -----------

Net cash provided by operating activities                                      351,823          216,554
                                                                          ------------      -----------

Cash flows from investing activities:
  Purchase of interest-bearing time deposits in other bank                    (100,000)
  Purchases of available-for-sale securities                               (25,174,061)      (7,072,624)
  Proceeds from sales of available-for-sale securities                      15,667,539        2,645,150
  Principal payments received on available-for-sale securities               7,476,325        7,504,650
  Purchase of Federal Home Loan Bank stock                                    (611,000)         (90,500)
  Loan originations and principal collections, net                          (4,313,988)      (3,906,448)
  Loans purchased                                                                              (532,813)
  Recoveries of previously charged off loans                                     1,973            1,672
  Capital expenditures - premises and equipment                                (12,507)         (82,415)
                                                                          ------------      -----------

Net cash used in investing activities                                       (7,065,719)      (1,533,328)
                                                                          ------------      -----------

Cash flows from financing activities:
  Net increase in demand deposits, savings and NOW deposits                  5,045,097        1,595,370
  Net (decrease) increase in time deposits                                  (9,809,410)       2,624,397
  Net change on short-term advances from Federal Home Loan Bank                (24,000)      (1,000,000)
  Long-term advances from Federal Home Loan Bank                            12,971,997        5,326,168
  Payments on long-term advances from Federal Home Loan Bank                  (540,754)      (4,192,000)
  Refinance ESOP loan with another financial institution                       400,000
  Purchase of common stock for treasury                                       (410,551)          (4,128)
  Purchase of 25,931 shares for MRP                                                            (176,330)

Net cash provided by financing activities                                    7,632,379        4,173,477
                                                                          ------------      -----------

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                  (UNAUDITED)
                                  (continued)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                          -----------------------------
                                                                              2008             2007
                                                                          ------------      -----------
                                                                                   (Unaudited)
Net increase in cash and cash equivalents                                      918,483        2,856,703
Cash and cash equivalents at beginning of period                             1,181,206        1,098,189
                                                                          ------------      -----------
Cash and cash equivalents at end of period                                $  2,099,689      $ 3,954,892
                                                                          ============      ===========

Supplemental disclosures:
  Interest paid                                                           $  1,769,306      $ 1,637,090
  Income taxes paid                                                             13,250           32,300
  Transfer of loans to other real estate owned                                 474,349

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                         Item 1. - Financial Statements
         Condensed Notes to Unaudited Consolidated Financial Statements
         --------------------------------------------------------------
                                 June 30, 2008

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

      Basis of Presentation: The consolidated financial statements presented in this quarterly report include the accounts of the Bank and the Company. The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and predominant practices followed by the financial services industry, and are unaudited. Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2008. In the opinion of the Company's management, all adjustments consisting of normal recurring accruals necessary 1) for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made and 2) in order to make the financial statements not misleading have been made.

      The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2008. Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

      At June 30, 2008, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

Note 2. Earnings Per Share

      Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Weighted average options to purchase 73,102 shares of common stock were outstanding during the first and second quarters of 2008 compared with weighted average options to purchase 2,602 shares of common stock were outstanding for the first and second quarters of 2007, but were not included in the computation of weighted average common shares outstanding for purposes of computing diluted earnings per share, because the effect would have been antidilutive.

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

      The amortized cost and estimated fair value of securities at June 30, 2008 and December 31, 2007 are as follows:

                                                             Amortized      Estimated
                                                             Cost Basis     Fair Value
                                                            -----------    -----------

June 30, 2008:
  Mortgage-backed securities:
    Fannie Mae                                              $13,388,652    $13,395,827
    Freddie Mac                                              15,308,831     15,218,885
    Ginnie Mae                                                9,771,953      9,773,405
                                                            -----------    -----------
      Total mortgage-backed securities                       38,469,436     38,388,117
                                                            -----------    -----------
      Total investments in available-for-sale securities    $38,469,436    $38,388,117
                                                            ===========    ===========

December 31, 2007:
  Mortgage-backed securities:
    Fannie Mae                                              $13,639,059    $13,752,814
    Freddie Mac                                               8,370,811      8,397,971
    Ginnie Mae                                               14,435,927     14,445,028
                                                            -----------    -----------
      Total mortgage-backed securities                       36,445,797     36,595,813
                                                            -----------    -----------
      Total investments in available-for-sale securities    $36,445,797    $36,595,813
                                                            ===========    ===========

Note 4. Loans

        Loans consist of the following at:

                                               June 30,      December 31,
                                                 2008            2007
                                             -----------     ------------

One- to four-family residential              $33,267,608     $31,526,555
Home equity                                    5,916,885       5,350,078
Commercial real estate                        14,419,808      14,693,410
Multifamily                                    1,577,747       1,704,787
Construction and land development loans          597,169       1,141,352
Commercial loans                               9,050,663       7,065,867
Consumer loans                                 3,004,702       2,607,149
                                             -----------     -----------
                                              67,834,582      64,089,198
Allowance for loan losses                       (381,343)       (389,770)
Deferred costs, net                              326,921         331,353
                                             -----------     -----------
      Net loans                              $67,780,160     $64,030,781
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

      Changes in the allowance for loan losses are as follows:

                                                    Six months ended
                                                        June 30,
                                                -----------------------
                                                  2008           2007
                                                --------       --------

Balance at beginning of period                  $389,770       $334,917
Recoveries of loans previously charged off         1,973          1,672
Provision for loan losses                         83,855         44,923
Charge offs                                      (94,255)        (7,776)
                                                --------       --------
Balance at end of period                        $381,343       $373,736
                                                ========       ========

      Information with respect to impaired loans consisted of the following at:

                                                June 30,       December 31,
                                                  2008             2007
                                                --------       ------------

Recorded investment in impaired loans           $288,839         $269,725
                                                ========         ========

Impaired loans with specific loss allowances    $288,839         $242,804
                                                ========         ========

Loss allowances reserved on impaired loans      $ 58,803         $ 37,448
                                                ========         ========

      The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $626,000 and $137,000 for the six months ended June 30, 2008 and 2007, respectively. During the three and six months ended June 30, 2008 and 2007, the Company recognized no income on impaired loans.

Note 5. Deposits

      Interest-bearing deposits consisted of the following at:

                                                   June 30,     December 31,
                                                     2008           2007
                                                 -----------    ------------

NOW accounts                                     $12,221,281    $ 7,613,526
Savings accounts                                   2,481,652      2,448,071
Money market deposit accounts                      8,572,828      8,344,598
Time certificates                                 31,316,218     41,125,628
                                                 -----------    -----------
                                                 $54,591,979    $59,531,823
                                                 ===========    ===========

Note 6. Fair Value Measurement Disclosures

      The following table presents the fair value disclosures of assets and liabilities in accordance with SFAS 157, "Fair Value Measurements" (SFAS 157) which became effective for the Company's consolidated financial statements on January 1, 2008:

                                                   Fair Value Measurements at Reporting Date
                                                                     Using
                                                -----------------------------------------------
                                                Quoted Prices
                                                  in Active       Significant
                                                 Markets for         Other          Significant
                                                  Identical        Observable      Unobservable
                                                    Assets           Inputs           Inputs
Description                        06/30/08       (Level 1)        (Level 2)         (Level 3)
-----------                      -----------    -------------     -----------      ------------

Available-for-sale securities    $38,388,117       $              $38,388,117        $
                                 -----------       -------        ----------         --------
      Total                      $38,388,117       $              $38,388,117        $
                                 ===========       =======        ===========        ========

                     Monadnock Bancorp, Inc. and Subsidiary
                         Part I - Financial Information
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                 June 30, 2008

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

      Our earnings are primarily dependent upon our net interest income, which is the difference between interest and dividend income on interest-earning assets, which principally consist of loans and investment securities, and interest expense on interest-bearing liabilities, which principally consist of deposits and borrowings. Our results of operations also are affected by the level of our provisions for loan losses, non-interest income and non-interest expenses. Non-interest income consists primarily of service charges on deposit accounts, point of sale income from debit and credit transactions, ATM fees and any gain on sale of loans and investments. Non-interest expense consists primarily of salaries and employee benefits, occupancy, equipment, data processing and ATM expense. Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies, Federal Home Loan Bank ("FHLB") dividend policies and actions of regulatory authorities.

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

      Financial highlights of our strategy include:

      Operating as a Community Savings Bank and Offering Personalized Customer Service. We are committed to meeting the financial needs of the communities in which we operate. We provide a broad range of individualized consumer and business financial services. We believe that we can be more effective in servicing our customers than many of our non-local competitors because our employees and senior management are able to respond promptly to customer needs and inquiries. Our ability to provide these services is enhanced by the experience of our senior management, which has an average of nearly 30 years' experience in the financial services industry.

      Increasing Loan Production. Our strategy of increasing net income includes increasing our loan production. Our business plan anticipates that we may emphasize originating commercial real estate, both permanent and construction, commercial business loans and one- to four-family residential real estate loans. Commercial real estate and commercial business loans provide higher returns but involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on these loans are often dependent on the successful operation or management of the properties or business, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. Our net loan portfolio increased $9.7 million, or 16.7%, from $58.1 million at June 30, 2007 to $67.8 million at June 30, 2008. We plan to continue to grow our loan portfolio with the net proceeds raised in the 2006 stock offering.

      Building Core Deposits. We offer checking accounts, NOW accounts and savings accounts, which generally are lower cost sources of funds than certificates of deposit and are less sensitive to withdrawal when interest rates fluctuate. In order to build our core deposit base, we intend to continue to offer a broad range of deposit products and to increase our core deposits through possible branch acquisitions, or the establishment of a new office although we currently have no arrangements or understandings regarding any specific transaction. In an effort to increase core deposits and become more competitive, the Bank implemented a Reward Checking account product in October 2007. At June 30, 2008, this product totaled $8.5 million.

      Maintaining Asset Quality. Our asset quality is reflected in our ratio of non-performing assets to total assets, which was 0.68% at June 30, 2008 and 0.26% at December 31, 2007, respectively. The increase in nonperforming assets for the six months ended June 30, 2008 was primarily due to a commercial loan relationship secured by an inn for $474,000 being transferred to other real estate owned at the end of the second quarter of 2008. Management is striving to continue to maintain good asset quality. We have introduced new loan products only when we were confident that our staff had the necessary expertise and sound underwriting and collection procedures were in place. In addition to these lending practices, we invest in high grade securities.

      Improving Non-Interest Income. Non-interest income consists primarily of service charges on deposit accounts, point of sale income from debit and credit transactions, ATM fees and any gain on sale of loans and investments. We plan to target programs to increase non-interest income such as the overdraft checking program we instituted in December 2005.

      Improving Our Efficiency Ratio. Our infrastructure and fixed operating costs can support a larger asset base. We believe the conversion and offering described above will allow us to increase our asset base through greater loan production which should help improve our efficiency ratio (non-interest expense divided by net-interest income and non-interest income) by generating additional income. Our efficiency ratio was 91.94% and 89.70% for the three and six months ended June 30, 2008, respectively, compared with 91.95% and 89.70% for the three and six months ended June 30, 2007, respectively.

      All of these initiatives are designed to improve our profitability in future years.

Changes in Financial Condition from December 31, 2007 to June 30, 2008

      General. Total assets increased $7.5 million, or 7.1%, to $112.7 million at June 30, 2008 compared with $105.2 million at December 31, 2007. We increased our assets by $12.0 million during the first quarter of 2008, by leveraging with $12.4 million in Federal Home Loan Bank advances and purchasing net investment securities of $10.5 million during the first quarter of 2008. During the second quarter of 2008, we reduced our total assets by $4.5 million, thereby increasing our Tier1 leverage capital ratio to 7.69% at June 30, 2008. This reduction in assets was accomplished by selling $5.3 million in investment securities while time certificates over $100,000 were reduced by $4.6 million during the second quarter of 2008 as a result of these interest rate sensitive customers withdrawing their deposits due to competitive rates being offered elsewhere.

      Cash and cash equivalents. Cash and cash equivalents increased $919,000 to $2.1 million at June 30, 2008 from $1.2 million at December 31, 2007. Cash and due from banks increased $252,000 to $1.4 million at June 30, 2008 from $1.2 million at December 31, 2007 and interest-bearing demand deposits with other banks, including Federal funds sold, increased $667,000 to $667,000 at June 30, 2008. The level of interest-bearing deposits, which are short-term overnight investments, fluctuates as investments are made in other interest earning assets such as loans and investments, and as balances of interest-bearing liabilities such as deposits and FHLB advances fluctuate. Interest-bearing deposits are also used to fund cash and due from bank requirements. The increase in cash and due from banks during the six months ended June 30, 2008 was due to an increase in the amount of items processed through our depository bank accounts that settled subsequent to the end of the reporting period.

      Investments. Monadnock Bancorp, Inc. classifies its investments in debt securities as securities held-to-maturity, securities available-for-sale or trading securities. Securities held-to-maturity are carried at amortized cost, securities available-for-sale are carried at fair value with unrealized gains and losses shown in accumulated other comprehensive income (loss) as a separate component of stockholders' equity, net of related tax effects, and trading securities are carried at fair value with unrealized gains and losses reflected in earnings. Monadnock Bancorp, Inc. had no securities classified as held-to-maturity or trading securities at June 30, 2008 or at December 31, 2007.

      Our investment portfolio increased $1.8 million, or 4.9%, to $38.4 million at June 30, 2008 from $36.6 million at December 31, 2007. The increase was due to the purchase of $25.2 million in mortgage-backed securities, partially offset by $15.7 million in sales of mortgage-backed securities and $7.5 million in principal paydowns of mortgage-backed securities. The increase in investment securities was funded by Federal Home Loan Bank advances.

      At June 30, 2008, the weighted average maturity of mortgage-backed securities available-for-sale was 316 months, based upon their final maturities. However, normal principal repayments and prepayments of mortgage-backed securities are received regularly, substantially reducing their weighted average maturities. All of our mortgage-backed securities are adjustable with a weighted average term to next repricing adjustment of 27 months on average.

      Loans. Our net loan portfolio grew by $3.8 million, or 5.9%, to $67.8 million at June 30, 2008 from $64.0 million at December 31, 2007. Loan growth during the second quarter of 2008 totaled $2.9 million compared with $904,000 for the first quarter of 2008. Loan growth for the first six months of 2008 was primarily concentrated in commercial and one- to four-family residential loans which grew $2.0 million and $1.7 million, respectively. Other significant loan increases for the six months ended June 30, 2008 were in home equity loans of $567,000 and consumer loans of $398,000, which was partially offset by a decrease in construction and land development loans of $544,000.

      Deposits. Our total deposits decreased $4.7 million, or 7.3%, to $60.1 million at June 30, 2008 from $64.8 million at December 31, 2007. Interest-bearing deposits decreased $4.9 million to $54.6 million at June 30, 2008 from $59.5 million at December 31, 2007, while noninterest-bearing deposits increased $176,000 during the six months ended June 30, 2008. The decrease in interest-bearing deposits was primarily due to a decrease in time certificates of $9.8 million, partially offset by an increase in NOW accounts of $4.6 million. The decrease in time certificates was due to a $4.6 million decrease in time certificates over $100,000 as a result of customers transferring these deposits to other deposit products at the Bank as well as interest rate sensitive customers withdrawing their deposits due to competitive rates being offered elsewhere. The increase in NOW accounts during the first six months of 2008 was due to the implementation of our Rewards Checking account product in the fourth quarter of 2007. Rewards Checking accounts increased $5.1 million during the first six months of 2008 and totaled $8.5 million at June 30, 2008.

      Borrowings. FHLB advances increased $12.4 million, or 40.7%, to $42.9 million at June 30, 2008 from $30.5 million at December 31, 2007. The increase in FHLB advances was used to fund the purchase of net investment securities, and to a lesser extent, net loan growth during the first quarter of 2008.

      Principal payments due on other borrowings after June 30, 2008 are $2.4 million in 2008, $5.4 million in 2009, $7.3 million in 2010, $4.0 million in 2011, $7.3 million in 2012 and $16.5 million in years thereafter. The FHLB will require the repayment of $4.0 million of borrowings during 2008 if the three-month LIBOR exceeds specified rates; $3.0 million of which is at a weighted average interest rate of 3.04% maturing in 2009 if the three-month LIBOR exceeds 6.50%. Additionally, the FHLB will require the repayment of $1.0 million of borrowings during 2008 if the three-month LIBOR exceeds 6.50% of which borrowings is at an interest rate of 3.99% maturing in 2014. As of June 30, 2008, the three month LIBOR was at 2.78%. During the first quarter of 2008, the Bank borrowed an additional $6.5 million in callable advances from the FHLB. These advances are callable at the discretion of the FHLB on the call date noted and most are callable continuously on a quarterly basis thereafter. The FHLB has the right to call $8.5 million in borrowings during 2008, of which borrowings have a weighted interest rate of 3.71% and a weighted average maturity of 84 months. The FHLB has the right to call $2.0 million in borrowings during 2009, of which borrowings have a weighted interest rate of 3.08% and a weighted average maturity of 54 months. The FHLB has the right to call $3.0 million in borrowings during 2010, of which borrowings have a weighted interest rate of 2.90% and a weighted average maturity of 55 months. In addition, the FHLB has the right to call $1.0 million in borrowings during 2011, of which borrowings are at an interest rate of 3.09% and maturity of 56 months. Should the FHLB require repayment of the putable and callable borrowings on the put and call dates, the interest cost to replace such borrowings would likely increase.

      Stockholders' Equity. Total stockholders' equity decreased $467,000 to $8.97 million at June 30, 2008 from $9.44 million at December 31, 2007. The decrease in stockholders' equity was primarily attributable to the repurchase of 65,000 shares of common stock for treasury for approximately $411,000, the decrease in accumulated other comprehensive income of $140,000, partially offset by net income of $43,000 for the six months ended June 30, 2008 and a $41,000 increase related to the recognition of stock option expense as well as restricted stock award amortization. Our equity to assets ratio was 7.96% at June 30, 2008 compared to 8.97% at December 31, 2007.

Comparison of Results of Operations for the Three Months Ended
June 30, 2008 and 2007

      General. We recorded net income of $20,000 for the quarter ended June 30, 2008 compared with net income of $18,000 for the quarter ended June 30, 2007. The increase in earnings for the three months ended June 30, 2008 compared with the same period a year earlier was primarily attributable to an increase in net interest and dividend income of $94,000, an increase in noninterest income of $22,000, partially offset by an increase in noninterest expense of $107,000, an increase in the provision for loan losses of $3,000 and an increase in income tax expense of $4,000.

      Our profitability has been marginal during the last few years primarily due to our high fixed operating costs in relation to the amount of net interest and dividend income and non-interest income we generated and our comparatively low net interest margin (net interest and dividend income divided by average interest earning assets). Our efficiency ratio was 91.94% for the three months ended June 30, 2008 compared to 91.95% for the three months ended June 30, 2007. The existing operating platform we have in place relative to the size of our customer base and asset base has tended to negatively impact our profitability. Our interest rate spread was 2.18% for the three months ended June 30, 2008 compared to 2.03% for the three months ended June 30, 2007 as well as the three months ended March 31, 2008. The increase in the interest rate spread for the three months ended June 30, 2008 compared with the same period a year ago was primarily due to the decrease in the average cost of our interest-bearing liabilities by 58 basis points to 3.55% for the three months ended June 30, 2008 compared to 4.13% for the three months ended June 30, 2007, partially offset by a decrease of 44 basis points in the average yield of our interest-earning assets to 5.72% for the three months ended June 30, 2008 from 6.16% for the three months ended June 30, 2007. The decrease in our average yields on interest-earning assets as well as the decrease in our average cost on interest-bearing liabilities was primarily due to the Federal Reserve's decision to lower the Federal Funds rate by 325 basis points since September 2007. The net interest margin for the three months ended June 30, 2008 was 2.58% compared to 2.64% for the three months ended June 30, 2007 and 2.47% for the three months ended March 31, 2008. During the second quarter of 2008, we were able to improve our net interest margin and interest rate spread compared with the first quarter of 2008 primarily due to the favorable repricing of our time certificates to lower rates during the second quarter of 2008. In the event we are unable to generate continued commercial and residential loan volume for the remainder of 2008, or become reliant on investments in securities, certificates of deposit or FHLB borrowings, our net interest margin may be negatively impacted along with our net earnings potential.

      Net Interest and Dividend Income. Net interest and dividend income increased $94,000, or 15.0%, to $720,000 for the three months ended June 30, 2008 compared to $626,000 for the three months ended June 30, 2007. This increase reflected a $135,000, or 9.2%, increase in interest and dividend income, and a $40,000, or 4.8%, increase in interest expense. The increase in net interest and dividend income of $94,000 was primarily due to an increase in the average balance of interest-earning assets of $17.0 million, or 17.8% from $95.3 million for the three months ended June 30, 2007 to $112.3 million for the three months ended June 30, 2008.

      Interest and Dividend Income. Total interest and dividend income increased by $135,000, or 9.2%, to $1.6 million for the three months ended June 30, 2008 compared with $1.5 million for the three months ended June 30, 2007. The increase of $135,000 was primarily due to an increase in the average balance of interest-earning assets of $17.0 million, or 17.8%, to $112.3 million for the three months ended June 30, 2008 from $95.3 million for the three months ended June 30, 2007, partially offset by a decrease in the yields on interest-earning assets to 5.72% for the three months ended June 30, 2008 from 6.16% for the three months ended June 30, 2007. Interest income on loans increased $96,000, or 9.9%, to $1.1 million for the three months ended June 30, 2008 from $973,000 for the same period in 2007, primarily due to a $10.1 million increase in the average balance of loans from $56.9 million for the three months ended June 30, 2007 to $67.0 million for the same period in 2008. This increase on interest income on loans was partially offset by a decrease in loan yields from 6.87% for the three months ended June 30, 2007 to 6.41% for the same period in 2008. The increase in the average balance of loans was primarily attributable to an increase in the average balance of $5.0 million in commercial real estate loans, a $3.5 million increase in the average balance of one- to four-family residential loans as well as a $761,000 increase in the average balance of consumer loans related to mobile home loan financing. The decrease in average loan yields from 6.87% for the three months ended June 30, 2007 to 6.41% for the same period in 2008 was due to the repricing of some adjustable rate loans downward due to a decrease in the prime rate of 3.25% since September 2007. Interest income on investment securities, FHLB stock and interest-bearing deposits with other financial institutions increased $40,000 for the three months ended June 30, 2008 to $529,000 from $489,000 for the three months ended June 30, 2007. The increase was due to an increase in the average balance of the investment portfolio by $6.9 million to $45.3 million for the three months ended June 30, 2008, from $38.4 million for the same period in 2007, partially offset by a decrease in the overall yield on total investments from 5.11% for the three months ended June 30, 2007 to 4.70% for the same period in 2008. The increase in the average balances in the investment portfolio was the direct result of our leveraging the balance sheet with an increase in funding from FHLB advances.

      Interest Expense. Total interest expense increased by $40,000, or 4.8%, to $877,000 for the three months ended June 30, 2008 from $837,000 for the three months ended June 30, 2007. The increase of $40,000 was due to an increase in the average balance of interest-bearing liabilities of $18.1 million to $99.5 million for the three months ended June 30, 2008 from $81.4 million for the same period in 2007, partially offset by a decrease in the average overall cost of interest-bearing liabilities to 3.55% for the three months ended June 30, 2008 from 4.12% for the same period in 2007. Interest expense on deposits decreased $113,000 to $453,000 for the three months ended June 30, 2008 from $566,000 for the same period in 2007. Interest expense on time certificates decreased $168,000 to $335,000 for the three months ended June 30, 2008 from $503,000 for the same period in 2007 while interest expense on savings deposits increased by $55,000 to $118,000 for the three months ended June 30, 2008 from $63,000 for the same period in 2007. The decrease in interest expense on time certificates was attributable to a decrease in the overall average cost of time certificates by 90 basis points to 3.96% for the three months ended June 30, 2008 from 4.86% for the same period in 2007, coupled with a decrease in the average balance of time certificates of $7.5 million to $34.0 million for the three months ended June 30, 2008 from $41.5 million for the same period in 2007. The decrease in the cost of time certificates was the direct result of maturing time certificates repricing at lower rates during the second quarter of 2008 due to the lower interest rate environment. The decrease in the average balance of time certificates was due to customers transferring these deposits to other Bank deposit products as well as interest rate sensitive customers withdrawing their deposits due to competitive rates being offered elsewhere. The increase in interest expense on savings deposits was attributable to an increase in the average balance of savings deposits of $7.7 million to $22.6 million for the three months ended June 30, 2008 from $14.9 million for the same period in 2007, and to a lesser extent, an increase of 42 basis points on the average rate paid on savings deposits to 2.11% for the three months ended June 30, 2008 from 1.69% for the same period in 2007. The increase in the average balances and cost on savings deposits for the three months ended June 30, 2008 compared to the same period in 2007 was primarily attributable to the introduction of a Rewards Checking product in October 2007.

      Interest expense on FHLB advances increased $154,000 to $424,000 for the three months ended June 30, 2008 from $270,000 for the three months ended June 30, 2007. The increase in interest expense was due to an increase in the average balance of FHLB advances of $17.9 million to $42.9 million for the three months ended June 30, 2008 from $25.0 million for the same period in 2007, partially offset by a decrease in the borrowing cost to 3.98% for the three months ended June 30, 2008 from 4.35% for the same period in 2007. We used the additional funding from the increase in FHLB advances to increase our net loan portfolio, and to a lesser extent, our investment securities portfolio. The decrease in borrowing cost was due to the Bank using a mix of fixed rate and callable borrowings to lower the overall funding cost for FHLB advances.

      Provision for Loan Losses. We recorded a provision for loan losses of $24,000 for the three months ended June 30, 2008 compared with $21,000 for the three months ended June 30, 2007. The increase in the provision was primarily due to an increase in loan volume for the second quarter of 2008 compared with the second quarter of 2007, partially offset by the classification of certain loans into more favorable risk ratings during 2008 due to the seasoning of real estate owner occupied first mortgage loans. Net charge-offs for the quarter ended June 30, 2008 were $4,000 compared with $2,000 for the same period in 2007. The allowance for loan losses as a percent of total loans was 0.56% at June 30, 2008 compared with 0.64% at June 30, 2007. The mix of the loan portfolio continues to be weighted in one- to four-family residential and home equity loans which accounted for 57.8% and 59.6% of total loans at June 30, 2008 and 2007, respectively. These loans generally have a lower credit risk allocation and the portfolio has reduced levels of criticized and classified loans. Our methodology for analyzing the allowance for loan losses consists of specific and general components. The specific components relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience and quantitative and qualitative factors unique to the Bank for consumer, residential and commercial loans. The allowance for loan losses as of June 30, 2008 was maintained at a level that represents management's best estimate of losses inherent in the loan portfolio. Although we believe that we have established the allowance for loan losses at levels to absorb probable and estimable losses, future additions or deductions may be necessary if economic or other conditions in the future differ from the current environment.

      Total Noninterest Income. Noninterest income increased $22,000, or 32.4%, to $90,000 for the three months ended June 30, 2008 from $68,000 for the three months ended June 30, 2007. The increase was attributable to net gains on sales of available-for-sale securities of $13,000 for the three months ended June 30, 2008 compared with no sales for the three months ended June 30, 2007, an increase in income related to debit, credit and ATM transactions as well as a decrease in amortization expense on servicing rights for the three months ended June 30, 2008 compared with the three months ended June 30, 2007.

      Total Noninterest Expense. Noninterest expense increased $107,000, or 16.8% to $745,000 for the three months ended June 30, 2008 compared with $638,000 for the three months ended June 30, 2007. Salaries and employee benefits expense increased $45,000 from $327,000, or 51.3%, of total noninterest expense for the three months ended June 30, 2007 to $372,000, or 49.9%, of total noninterest expense for the three months ended June 30, 2008. The increase in salaries and employee benefits expense related to salary increases for executives and employees, increases related to stock benefit plans for executives and employees as well as a decrease in the deferrals of loan origination costs. Other increases in noninterest expense related to an increase of $18,000 in other expenses, $17,000 in data processing costs as well as a $15,000 increase in marketing expense. The increase in other expenses was related to higher FDIC assessment premiums in 2008 compared with 2007 and additional ongoing expenses related to the Rewards Checking product. The increase in data processing costs related to increased maintenance and technical support costs as well as an increase in ATM costs. The increase in marketing expense was attributable to a marketing campaign geared towards generating new deposits in our Winchendon branch location.

      Income Tax Expense. Income tax expense increased $4,000, or 23.5%, to $21,000 for the second quarter of 2008 from $17,000 for the second quarter of 2007. The effective tax rate was 51.9% for the second quarter of 2008 compared to 47.6% for the second quarter of 2007.

Comparison of Results of Operations for the Six Months Ended
June 30, 2008 and 2007

      General. We recorded net income of $43,000 for the six months ended June 30, 2008 compared with net income of $54,000 for the six months ended June 30, 2007. The decrease in earnings for the six months ended June 30, 2008 compared with the same period a year earlier was primarily attributable to an increase in noninterest expense of $226,000, an increase in the provision for loan losses of $39,000, partially offset by an increase in net interest and dividend income of $156,000, an increase in noninterest income of $97,000 and a decrease in income tax expense of $1,000.

      Our profitability has been marginal during the last few years primarily due to our high fixed operating costs in relation to the amount of net interest and dividend income and non-interest income we generated and our comparatively low net interest margin (net interest and dividend income divided by average interest earning assets). Our efficiency ratio was 89.70% for both the six months ended June 30, 2008 as well as the six months ended June 30, 2007. The existing operating platform we have in place relative to the size of our customer base and asset base has tended to negatively impact our profitability. Our interest rate spread was 2.10% for the six months ended June 30, 2008 compared to 2.05% for the six months ended June 30, 2007. The increase in the interest rate spread for the six months ended June 30, 2008 compared with the same period a year ago was primarily due to the decrease in the average cost of our interest-bearing liabilities by 34 basis points to 3.73% for the six months ended June 30, 2008 compared to 4.07% for the six months ended June 30, 2007, partially offset by a decrease of 29 basis points in the average yield of our interest-earning assets to 5.83% for the six months ended June 30, 2008 from 6.12% for the six months ended June 30, 2007. The decrease in our average yield on interest-earning assets as well as the decrease in our average cost on interest-bearing liabilities was primarily due to the Federal Reserve's decision to lower the Federal Funds rate by 325 basis points since September 2007. The net interest margin for the six months ended June 30, 2008 was 2.53% compared to 2.63% for the six months ended June 30, 2007. In the event we are unable to generate continued commercial and residential loan volume for the remainder of 2008, or become reliant on investments in securities, certificates of deposit or FHLB borrowings, our net interest margin may be negatively impacted along with our net earnings potential.

      Net Interest and Dividend Income. Net interest and dividend income increased $156,000, or 12.6%, to $1.4 million for the six months ended June 30, 2008 compared to $1.2 million for the six months ended June 30, 2007. This increase reflected a $336,000, or 11.7%, increase in interest and dividend income, and a $180,000, or 11.0%, increase in interest expense. The increase in net interest and dividend income of $156,000 was primarily due to an increase in the average balance of interest-earning assets by $15.9 million, or 16.8% from $94.6 million for the six months ended June 30, 2007 to $110.5 million for the six months ended June 30, 2008.

      Interest and Dividend Income. Total interest and dividend income increased by $336,000, or 11.7%, to $3.2 million for the six months ended June 30, 2008 compared with $2.9 million for the six months ended June 30, 2007. The increase of $336,000 was primarily due to an increase in the average balance of interest-earning assets of $15.9 million, or 16.8%, to $110.5 million for the six months ended June 30, 2008 from $94.6 million for the six months ended June 30, 2007, partially offset by a decrease in the average yield on interest-earning assets to 5.83% for the six months ended June 30, 2008 from 6.12% for the six months ended June 30, 2007. Interest income on loans increased $227,000, or 11.9%, to $2.1 million for the six months ended June 30, 2008 from $1.9 million for the same period in 2007, primarily due to a $10.1 million increase in the average balance of loans from $55.7 million for the six months ended June 30, 2007 to $65.8 million for the same period in 2008. This increase on interest income on loans was partially offset by a decrease in loan yields from 6.88% for the six months ended June 30, 2007 to 6.50% for the same period in 2008. The increase in the average balance of loans was primarily attributable to an increase in the average balance of $5.0 million in commercial real estate loans, a $3.6 million increase in the average balance of one- to four-family residential loans as well as a $746,000 increase in the average balance of consumer loans related to mobile home loan financing. The decrease in average loan yields from 6.88% for the six months ended June 30, 2007 to 6.50% for the same period in 2008 was due to the repricing of some adjustable rate loans downward due to a decrease in the prime rate of 3.25% since September 2007. Interest income on investment securities, FHLB stock and interest-bearing deposits with other financial institutions increased $109,000 to $1.1 million for the six months ended June 30, 2008 from $969,000 for the six months ended June 30, 2007. The increase was due to an increase in the average balance of the investment portfolio by $5.8 million to $44.7 million for the six months ended June 30, 2008, from $38.9 million for the same period in 2007, partially offset by a decrease in the overall yield on total investments from 5.02% for the six months ended June 30, 2007 to 4.85% for the same period in 2008. The increase in the average balances in the investment portfolio was the direct result of our leveraging the balance sheet with an increase in funding from FHLB advances.

      Interest Expense. Total interest expense increased by $180,000, or 11.0%, to $1.8 million for the six months ended June 30, 2008 from $1.6 million for the six months ended June 30, 2007. The increase of $180,000 was due to an increase in the average balance of interest-bearing liabilities of $16.9 million to $98.0 million for the six months ended June 30, 2008 from $81.1 million for the same period in 2007, partially offset by a decrease in the average overall cost of interest-bearing liabilities to 3.73% for the six months ended June 30, 2008 from 4.07% for the same period in 2007. Interest expense on deposits decreased $78,000 to $1.0 million for the six months ended June 30, 2008 from $1.1 million for the same period in 2007. Interest expense on time certificates decreased $185,000 to $783,000 for the six months ended June 30, 2008 from $968,000 for the same period in 2007 while interest expense on savings deposits increased by $106,000 to $223,000 for the six months ended June 30, 2008 from $117,000 for the same period in 2007. The decrease in interest expense on time certificates was attributable to a decrease in the overall average cost of time certificates by 53 basis points to 4.27% for the six months ended June 30, 2008 from 4.80% for the same period in 2007, coupled with a decrease in the average balance of time certificates of $3.8 million to $36.9 million for the six months ended June 30, 2008 from $40.7 million for the same period in 2007. The decrease in the cost on time certificates was the direct result of maturing time certificates repricing at lower rates during the six months ended June 30, 2008 due to the lower interest rate environment. The decrease in the average balance of time certificates was due to customers transferring these deposits to other Bank deposit products as well as interest rate sensitive customers withdrawing their deposits due to competitive rates being offered elsewhere. The increase in interest expense on savings deposits was attributable to an increase in the average balance of savings deposits of $6.1 million to $21.0 million for the six months ended June 30, 2008 from $14.9 million for the same period in 2007, and to a lesser extent, an increase of 55 basis points on the average rate paid on savings deposits to 2.14% for the six months ended June 30, 2008 from 1.59% for the same period in 2007. The increase in the average balances and cost on savings deposits for the six months ended June 30, 2008 compared to the same period in 2007 was primarily attributable to the introduction of a Rewards Checking product in October 2007.

      Interest expense on FHLB advances increased $258,000 to $808,000 for the six months ended June 30, 2008 from $550,000 for the six months ended June 30, 2007. The increase in interest expense was due to an increase in the average balance of FHLB advances of $14.6 million to $40.1 million for the six months ended June 30, 2008 from $25.5 million for the same period in 2007, partially offset by a decrease in the borrowing cost to 4.05% for the six months ended June 30, 2008 from 4.35% for the same period in 2007. We used the additional funding from the increase in FHLB advances to increase our net loan portfolio, and to a lesser extent, our investment securities portfolio. The decrease in borrowing costs was due to the Bank using a mix of fixed rate and callable borrowings to lower the overall funding costs for FHLB advances.

      Provision for Loan Losses. We recorded a provision for loan losses of $84,000 for the six months ended June 30, 2008 compared with $45,000 for the six months ended June 30, 2007. The increase in the provision was primarily due to an increase in the level of net charge-offs to $92,000 for the six months ended June 30, 2008 compared with $6,000 for the six months ended June 30, 2007, partially offset by a decrease in net loan volume for the six months ended June 30, 2008 compared with the same period a year earlier as well as the classification of certain loans into more favorable risk ratings due to the seasoning of real estate owner occupied first mortgage loans. The allowance for loan losses as a percent of total loans was 0.56% at June 30, 2008 compared with 0.64% at June 30, 2007. The mix of the loan portfolio continues to be weighted in one- to four-family residential and home equity loans which accounted for 57.8% and 59.6% of total loans at June 30, 2008 and 2007, respectively. These loans generally have a lower credit risk allocation and the portfolio has reduced levels of criticized and classified loans. Our methodology for analyzing the allowance for loan losses consists of specific and general components. The specific components relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience and quantitative and qualitative factors unique to the Bank for consumer, residential and commercial loans. The allowance for loan losses as of June 30, 2008 was maintained at a level that represents management's best estimate of losses inherent in the loan portfolio. Although we believe that we have established the allowance for loan losses at levels to absorb probable and estimable losses, future additions or deductions may be necessary if economic or other conditions in the future differ from the current environment.

      Total Noninterest Income. Noninterest income increased $97,000, or 62.6%, to $252,000 for the six months ended June 30, 2008 from $155,000 for the six months ended June 30, 2007. The increase was attributable to net gains on sales of available-for-sale securities of $96,000 for the six months ended June 30, 2008 compared with $16,000 of such sales for the six months ended June 30, 2007, an increase in income related to debit, credit and ATM transactions as well as a decrease in amortization expense on servicing rights for the six months ended June 30, 2008 compared with the six months ended June 30, 2007.

      Total Noninterest Expense. Noninterest expense increased $226,000, or 18.1% to $1.5 million for the six months ended June 30, 2008 compared with $1.2 million for the six months ended June 30, 2007. Salaries and employee benefits expense increased $85,000 from $651,000, or 52.2%, of total noninterest expense for the six months ended June 30, 2007 to $736,000, or 50.0%, of total noninterest expense for the six months ended June 30, 2008. The increase in salaries and employee benefits expense related to an increase in staffing for the commercial lending area, salary increases for executives and employees, increases related to stock benefit plans for executives and employees, partially offset by an increase in the deferrals of loan origination costs. Other increases in noninterest expense related to an increase of $45,000 in marketing expenses, $50,000 in other expenses as well as a $31,000 increase in data processing costs. The increase in marketing expense related to costs associated with our Rewards Checking product which was introduced in the fourth quarter of 2007 along with the promotion of a new service for our customers known as Identity Theft 911. The increase in other expenses related to higher FDIC assessment premiums in 2008 compared with 2007, additional ongoing expenses related to the Rewards Checking product and increased expenses related to fees and stock benefit plans for Directors. The increase in data processing costs related to increased service bureau costs as well as computer related costs due to internal controls compliance under Sarbanes-Oxley and other technical support costs.

      Income Tax Expense. Income tax expense decreased $1,000, or 2.3%, to $43,000 for the six months ended June 30, 2008 from $44,000 for the six months ended June 30, 2007. The effective tax rate was 49.9% for the six months ended June 30, 2008 compared to 44.5% for the six months ended June 30, 2007.

Risk Elements

      Total nonperforming loans increased $19,000 to $289,000 or 0.43% of total loans at June 30, 2008 compared with $270,000 or 0.42% of total loans at December 31, 2007. The nonperforming loans carry a guarantee by the United States Small Business Administration covering $180,000 and $165,000 of the balance outstanding, respectively, at June 30, 2008 and December 31, 2007. Total nonperforming assets increased from $270,000, or 0.26%, of total assets at December 31, 2007 to $763,000, or 0.68%, of total assets at June 30, 2008. At the end of the second quarter of 2008, the Bank transferred a commercial property secured by an inn in the amount of $474,000 to other real estate owned.

                                                      June 30,      December 31,
                                                        2008            2007
                                                      --------      ------------
                                                           ($ in Thousands)

Loans 90 days or more past due and still accruing       $ 40            $  0
                                                        ====            ====

Total nonperforming loans and nonperforming assets      $763            $270
                                                        ====            ====

Nonperforming loans as a percent of total loans         0.43%           0.42%

Nonperforming assets as a percent of total assets       0.68%           0.26%

      The following table is a break down of nonperforming loans by loan type that have a government guaranty for the periods noted below:

                                                      June 30,      December 31,
                                                        2008            2007
                                                      --------      ------------
                                                           ($ in Thousands)

Commercial business loans with a SBA guarantee          $212            $184
                                                        ----            ----
Total nonperforming loans with a SBA guarantee          $212            $184
                                                        ====            ====

Guaranteed portion of nonperforming loans               $180            $165
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

      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products such as residential, commercial and consumer loans. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At June 30, 2008, the total approved loan commitments unfunded amounted to $9.8 million, which includes the unadvanced portion of loans of $7.7 million. Certificates of deposit and advances from the FHLB of Boston scheduled to mature in one year or less at June 30, 2008, totaled $23.5 million and $5.75 million, respectively. Based on historical experience, we believe that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

      During the first quarter of 2008, the Bank secured a repurchase line of credit with a brokerage firm for $5.0 million, in the event additional liquidity were needed.

      At June 30, 2008, we had total collateral available to support an additional $9.9 million in additional advances from the FHLB of Boston.

Stockholders' Equity

      Our stockholders' equity decreased $467,000 to $8.97 million at June 30, 2008 from $9.44 million at December 31, 2007. The decrease in stockholders' equity was primarily attributable to the repurchase of 65,000 shares of common stock for treasury for approximately $411,000, the decrease in accumulated other comprehensive income of $140,000, partially offset by net income of $43,000 for the six months ended June 30, 2008 and a $41,000 increase related to the recognition of stock option expense as well as restricted stock award amortization. Our equity to assets ratio was 7.96% at June 30, 2008 compared to 8.97% at December 31, 2007.

      Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. As of June 30, 2008, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the subsidiary bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6% and 5%, respectively. The Bank's regulatory capital ratios at June 30, 2008 were as follows: total risk-based capital 15.00%, Tier I risk based 14.37% and Tier I leverage (core capital) 7.69%. There have been no conditions or events since that notification that management believes would cause a change in the Bank's categorization.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. At June 30, 2008, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition, results of operations, or cash flows.

Item 1A. Risk Factors

      This item is not applicable to the Company because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      The table below sets forth information regarding the Company's common stock repurchase plans. Purchases made during May 2008 relate to the stock repurchase plan that was approved by the Company's Board of Directors on February 14, 2008. Repurchased shares are held as treasury stock and will be available for general corporate purposes. As of June 30, 2008, the Company completed the stock repurchase program noted above having purchased 65,000 shares of common stock at a weighted average share price of $6.32.

                                                                              Total Number of        Maximum Number
                                                                              Shares Purchased     of Shares that May
                                          Total Number                      as Part of Publicly     Yet Be Purchased
                                            of Shares     Average Price       Announced Plans      Under the Plans or
Period                                      Purchased     Paid per Share        or Programs             Programs
--------------------------------------    ------------    --------------    -------------------    ------------------

April 1, 2008 through April 30, 2008               -               -                    -                55,000

May 1, 2008 through May 31, 2008              55,000            6.30               55,000                     -

June 1, 2008 through June 30, 2008                 -               -                    -                     -
                                             -------           -----               ------                ------

Total                                         55,000           $6.30               55,000                     -
                                             =======           =====               ======                ======

Item 3. Defaults Upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      On May 8, 2008, the Company held its Annual Meeting of Stockholders. The matters which were submitted to a vote of the security holders and the results of the voting at such meeting were as follows:

                                                                     Results of Stockholder Vote
                                                           -----------------------------------------------
                                                                                               Abstentions
                                                                                               and Broker
Matter Submitted                                                 For    Against    Withheld    Non-Votes
----------------                                                 ---    -------    --------    -----------

1) Election of the following directors for three years
   or until their successors are elected and qualified:
     A) Nancy L. Carlson                                     997,729       N/A       8,654         N/A
     B) William M. Pierce, Jr.                               966,035       N/A      40,348         N/A
     C) Kenneth R. Simonetta                                 997,729       N/A       8,654         N/A

2) Ratification of Shatswell, MacLeod & Company, P.C.
   as the Company's independent registered public
   accounting firm for the fiscal year ending
   December 31, 2008                                       1,002,304     4,079         N/A         N/A

      Directors Nancy L. Carlson, William M. Pierce, Jr. and Kenneth R. Simonetta continued in office in their current terms.

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


                                       Monadnock Bancorp, Inc.

Date: August 8, 2008                   /s/ William M. Pierce, Jr.
                                       --------------------------
                                       William M. Pierce, Jr.
                                       President and Chief Executive Officer


Date: August 8, 2008                   /s/ Karl F. Betz
                                       ----------------
                                       Karl F. Betz
                                       Senior Vice President and Chief
                                       Financial Officer