Form 10-Q
period 2008-09-30
MONADNOCK BANCORP INC
filed 2008-11-07
CIK 1283899

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the Quarterly Period Ended September 30, 2008

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

      As of November 1, 2008, there were 1,293,608 shares issued and 1,163,958 shares outstanding of the issuer's common stock.

                                     INDEX

                     Monadnock Bancorp, Inc. and Subsidiary

Part I.  Financial Information                                              Page
         ---------------------                                              ----

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 2008
         (unaudited) and December 31, 2007                                     3

         Condensed Consolidated Statements of Income for the Three and
         Nine Months Ended September 30, 2008 and 2007 (unaudited)             4

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2008 and 2007 (unaudited)             5

         Condensed Notes to Unaudited Consolidated Financial Statements        7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           21

Item 4.  Controls and Procedures                                              21

Part II. Other Information
         -----------------

Item 1.  Legal Proceedings                                                    22

Item 1A. Risk Factors                                                         22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          22

Item 3.  Defaults upon Senior Securities                                      22

Item 4.  Submission of Matters to a Vote of Security Holders                  22

Item 5.  Other Information                                                    22

Item 6.  Exhibits                                                             22

SIGNATURES                                                                    23

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                         Item 1 - Financial Statements
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                               September 30,     December 31,
ASSETS                                                                             2008              2007
------                                                                         -------------     ------------
                                                                                (Unaudited)

Cash and due from banks                                                         $  1,045,751     $  1,181,206
Interest-bearing demand deposits with other banks                                        232
Federal Home Loan Bank overnight deposit                                             230,000
                                                                                ------------     ------------
      Total cash and cash equivalents                                              1,275,983        1,181,206
Interest-bearing time deposits in other bank                                         200,000          100,000
Investments in available-for-sale securities (at fair value)                      35,202,691       36,595,813
Federal Home Loan Bank stock, at cost                                              2,221,400        1,607,700
Loans, net of allowance for loan losses of $401,838 as of
 September 30, 2008 and $389,770 as of December 31, 2007                          69,737,469       64,030,781
Premises and equipment                                                               743,302          809,493
Other real estate owned                                                              474,349
Goodwill                                                                             132,293          132,293
Core deposit intangible                                                               47,750           61,250
Accrued interest receivable                                                          492,336          442,749
Other assets                                                                         229,121          214,674
                                                                                ------------     ------------
      Total assets                                                              $110,756,694     $105,175,959
                                                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing                                                           $  5,094,953     $  5,286,039
  Interest-bearing                                                                53,508,943       59,531,823
                                                                                ------------     ------------
      Total deposits                                                              58,603,896       64,817,862
Federal Home Loan Bank advances                                                   42,265,158       30,537,976
Other borrowings - ESOP loan                                                         400,000
Other liabilities                                                                    429,788          383,533
                                                                                ------------     ------------
      Total liabilities                                                          101,698,842       95,739,371
                                                                                ------------     ------------
Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized 2,000,000 shares;
   issued and outstanding none
  Common stock, par value $.01 per share; authorized 10,000,000 shares;
   1,293,608 shares issued at September 30, 2008 and December 31, 2007;
   1,163,958 and 1,228,958 outstanding at September 30, 2008 and
   December 31, 2007, respectively                                                    12,936           12,936
  Paid-in capital                                                                  7,791,138        7,755,439
  Retained earnings                                                                2,778,481        2,710,788
  Unearned compensation - ESOP                                                      (402,683)        (402,683)
  Unearned compensation - Recognition and Retention Plan                            (281,684)        (298,799)
  Treasury stock, at cost (129,650 shares at September 30, 2008
   and 64,650 shares at December 31, 2007)                                          (842,238)        (431,687)
  Accumulated other comprehensive income                                               1,902           90,594
                                                                                ------------     ------------
      Total stockholders' equity                                                   9,057,852        9,436,588
                                                                                ------------     ------------
      Total liabilities and stockholders' equity                                $110,756,694     $105,175,959
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

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                         Item 1 - Financial Statements
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (UNAUDITED)

                                                                  Three Months Ended           Nine Months Ended
                                                                     September 30,               September 30,
                                                               ------------------------    ------------------------
                                                                  2008          2007          2008          2007
                                                               ----------    ----------    ----------    ----------
Interest and dividend income:
  Interest and fees on loans                                   $1,109,302    $1,032,659    $3,236,221    $2,932,864
  Interest on investments-taxable                                 454,346       491,450     1,476,327     1,372,627
  Other interest income                                            20,438        53,709        76,210       141,070
                                                               ----------    ----------    ----------    ----------
      Total interest and dividend income                        1,584,086     1,577,818     4,788,758     4,446,561
                                                               ----------    ----------    ----------    ----------
Interest expense:
  Interest on deposits                                            396,958       624,185     1,403,514     1,709,200
  Interest on FHLB advances and other borrowings                  439,695       290,971     1,247,877       841,190
                                                               ----------    ----------    ----------    ----------
      Total interest expense                                      836,653       915,156     2,651,391     2,550,390
                                                               ----------    ----------    ----------    ----------
      Net interest and dividend income                            747,433       662,662     2,137,367     1,896,171
Provision for loan losses                                          44,630        13,830       128,485        58,753
                                                               ----------    ----------    ----------    ----------
      Net interest and dividend income
       after provision for loan losses                            702,803       648,832     2,008,882     1,837,418
                                                               ----------    ----------    ----------    ----------
Noninterest income:
  Service charges on deposits                                      50,295        42,597       156,236       146,169
  Net (loss) gain on sales of available-for-sale securities          (835)                     95,617        16,081
  Loan commissions                                                                                            2,246
  Other income                                                     28,036        20,828        77,148        54,359
                                                               ----------    ----------    ----------    ----------
      Total noninterest income                                     77,496        63,425       329,001       218,855
                                                               ----------    ----------    ----------    ----------
Noninterest expense:
  Salaries and employee benefits                                  383,830       349,149     1,119,845     1,000,144
  Occupancy expense                                                41,866        38,053       122,247       114,585
  Equipment expense                                                21,960        21,647        67,630        65,173
  Data processing                                                  67,284        55,245       202,645       159,210
  Blanket bond insurance                                            4,727         4,727        11,108        11,523
  Professional fees                                                36,715        47,586       135,883       133,211
  Supplies and printing                                            10,491         6,376        27,739        26,715
  Telephone expense                                                13,670        12,609        39,220        38,403
  Marketing expense                                                21,078        22,589       102,072        58,982
  Postage expense                                                   9,057         9,691        28,666        29,200
  Other expense                                                   131,501        81,475       357,506       257,831
                                                               ----------    ----------    ----------    ----------
      Total noninterest expense                                   742,179       649,147     2,214,561     1,894,977
                                                               ----------    ----------    ----------    ----------
      Income before income tax expense                             38,120        63,110       123,322       161,296
Income tax expense                                                 13,127        28,439        55,629        72,169
                                                               ----------    ----------    ----------    ----------
      Net income                                               $   24,993    $   34,671    $   67,693    $   89,127
                                                               ==========    ==========    ==========    ==========

Shares used in computing net income per share:
  Basic                                                         1,072,034     1,164,567     1,101,107     1,193,040
  Diluted                                                       1,113,860     1,214,929     1,144,671     1,231,564
Net income per share - basic                                   $     0.02    $     0.03    $     0.06    $     0.07
Net income per share - diluted                                 $     0.02    $     0.03    $     0.06    $     0.07

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

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                          -----------------------------
                                                                              2008             2007
                                                                          ------------     ------------
Cash flows from operating activities:
Net income                                                                $     67,693     $     89,127
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Net gains on sales of available-for-sale securities                          (95,617)         (16,081)
  Net amortization of securities                                               143,926           57,196
  Change in deferred loan origination costs, net                                 4,338          (30,310)
  Provision for loan losses                                                    128,485           58,753
  Amortization of unearned compensation - restricted stock award plans          17,115
  Recognition of stock option expense                                           35,699           25,487
  Depreciation and amortization                                                 82,647           79,898
  Increase in accrued interest receivable                                      (49,586)         (45,157)
  Amortization of core deposit intangible                                       13,500           15,750
  Decrease in other assets                                                      25,817            1,638
  Decrease in loan servicing rights and interest-only strips, net                1,126           13,298
  Increase in prepaid expenses                                                 (13,406)         (53,709)
  (Increase) decrease in taxes receivable                                      (27,984)           7,299
  Increase in taxes payable                                                                      45,772
  Deferred income tax benefit                                                   (4,348)          (3,124)
  Increase in accrued ESOP and restricted stock award plans expense             33,075           37,658
  Increase in accrued expenses                                                  25,325           24,244
  Increase in accrued interest payable                                          46,945           17,212
  Increase in other liabilities                                                  3,432           26,235
                                                                          ------------     ------------

Net cash provided by operating activities                                      438,182          351,186
                                                                          ------------     -------------

Cash flows from investing activities:
  Purchase of interest-bearing time deposits in other bank                    (100,000)
  Purchases of available-for-sale securities                               (25,953,550)     (15,276,190)
  Proceeds from sales of available-for-sale securities                      17,592,883        2,645,150
  Principal payments received on available-for-sale securities               9,558,614       10,265,775
  Purchase of Federal Home Loan Bank stock                                    (613,700)        (160,100)
  Loan originations and principal collections, net                          (5,417,574)      (5,916,735)
  Loans purchased                                                             (900,010)        (821,813)
  Recoveries of previously charged off loans                                     3,724            3,325
  Capital expenditures - premises and equipment                                (16,457)        (115,415)
                                                                          ------------     ------------

Net cash used in investing activities                                       (5,846,070)      (9,376,003)
                                                                          ------------     ------------

Cash flows from financing activities:
  Net increase in demand deposits, savings and NOW deposits                  4,338,929        1,500,239
  Net (decrease) increase in time deposits                                 (10,552,895)       4,358,253
  Net change on short-term advances from Federal Home Loan Bank                476,000         (237,000)
  Long-term advances from Federal Home Loan Bank                            15,629,884        9,769,105
  Payments on long-term advances from Federal Home Loan Bank                (4,378,702)      (6,192,000)
  Refinance ESOP loan with another financial institution                       400,000
  Purchase of common stock for treasury                                       (410,551)        (336,928)
  Purchase of 25,931 shares for MRP                                                            (176,330)

Net cash provided by financing activities                                    5,502,665        8,685,339
                                                                          ------------     ------------

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                  (UNAUDITED)
                                  (continued)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                          -----------------------------
                                                                              2008             2007
                                                                          ------------     ------------
Net increase (decrease) in cash and cash equivalents                            94,777         (339,478)
Cash and cash equivalents at beginning of period                             1,181,206        1,098,189
                                                                          ------------     ------------
Cash and cash equivalents at end of period                                $  1,275,983     $    758,711
                                                                          ============     ============

Supplemental disclosures:
  Interest paid                                                           $  2,604,446     $  2,533,178
  Income taxes paid                                                             79,500           40,051
  Transfer of loans to other real estate owned                                 474,349

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MONADNOCK BANCORP, INC. AND SUBSIDIARY
                     --------------------------------------
                         Part I - Financial Information
                         Item 1. - Financial Statements
         Condensed Notes to Unaudited Consolidated Financial Statements
         --------------------------------------------------------------
                               September 30, 2008

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

      The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2008. Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

      At September 30, 2008, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

Note 2. Earnings Per Share

      Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Weighted average options to purchase 73,102 shares, 73,102 shares and 128,437 shares of common stock were outstanding during the first, second and third quarters of 2008, respectively, compared with weighted average options to purchase 2,602 shares of common stock were outstanding for the first, second and third quarters of 2007, but were not included in the computation of weighted average common shares outstanding for purposes of computing diluted earnings per share, because the effect would have been antidilutive.

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

      The amortized cost and estimated fair value of securities at September 30, 2008 and December 31, 2007 are as follows:

                                                             Amortized      Estimated
                                                             Cost Basis     Fair Value
                                                            -----------    -----------

September 30, 2008:
  Mortgage-backed securities:
    Fannie Mae                                              $13,018,352    $13,035,823
    Freddie Mac                                              14,499,225     14,469,838
    Ginnie Mae                                                7,681,964      7,697,030
                                                            -----------    -----------
      Total mortgage-backed securities                       35,199,541     35,202,691
                                                            -----------    -----------
      Total investments in available-for-sale securities    $35,199,541    $35,202,691
                                                            ===========    ===========

December 31, 2007:
  Mortgage-backed securities:
    Fannie Mae                                              $13,639,059    $13,752,814
    Freddie Mac                                               8,370,811      8,397,971
    Ginnie Mae                                               14,435,927     14,445,028
                                                            -----------    -----------
      Total mortgage-backed securities                       36,445,797     36,595,813
                                                            -----------    -----------
      Total investments in available-for-sale securities    $36,445,797    $36,595,813
                                                            ===========    ===========

Note 4. Loans

      Loans consist of the following at:

                                            September 30,    December 31,
                                                 2008            2007
                                            -------------    ------------
One- to four-family residential              $32,691,079     $31,526,555
Home equity                                    5,715,974       5,350,078
Commercial real estate                        15,926,461      14,693,410
Multifamily                                    1,197,412       1,704,787
Construction and land development loans          549,361       1,141,352
Commercial loans                              10,319,717       7,065,867
Consumer loans                                 3,412,288       2,607,149
                                             -----------     -----------
                                              69,812,292      64,089,198
Allowance for loan losses                       (401,838)       (389,770)
Deferred costs, net                              327,015         331,353
                                             -----------     -----------
      Net loans                              $69,737,469     $64,030,781
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

      Changes in the allowance for loan losses are as follows:

                                                   Nine months ended
                                                     September 30,
                                                -----------------------
                                                  2008           2007
                                                --------       --------
Balance at beginning of period                  $389,770       $334,917
Recoveries of loans previously charged off         3,724          3,325
Provision for loan losses                        128,485         58,753
Charge offs                                     (120,141)       (14,332)
                                                --------       --------
Balance at end of period                        $401,838       $382,663
                                                ========       ========

      Information with respect to impaired loans consisted of the following at:

                                                September 30,    December 31,
                                                     2008            2007
                                                -------------    ------------

Recorded investment in impaired loans              $510,732        $269,725
                                                   ========        ========

Impaired loans with specific loss allowances
                                                   $130,958        $242,804
                                                   ========        ========

Loss allowances reserved on impaired loans         $ 57,824        $ 37,448
                                                   ========        ========

      The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $498,000 and $205,000 for the nine months ended September 30, 2008 and 2007, respectively. During the three and nine months ended September 30, 2008 and 2007, the Company recognized no income on impaired loans.

Note 5. Deposits

      Interest-bearing deposits consisted of the following at:

                                                September 30,    December 31,
                                                     2008            2007
                                                -------------    ------------
NOW accounts                                     $12,257,155      $ 7,613,526
Savings accounts                                   2,615,908        2,448,071
Money market deposit accounts                      8,063,147        8,344,598
Time certificates                                 30,572,733       41,125,628
                                                 -----------      -----------
                                                 $53,508,943      $59,531,823
                                                 ===========      ===========

Note 6. Fair Value Measurement Disclosures

      As of January 1, 2008, we adopted SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board ("FASB") Staff Position No. 157-2, "Effective Date of FAS Statement No. 157," we have delayed the application of SFAS No. 157 for nonfinancial assets, such as goodwill and real property held for sale, and nonfinancial liabilities until January 1, 2009.

      The fair value hierarchy established by SFAS No. 157 is based on observable and unobservable inputs participants use to price an asset or liability. SFAS No. 157 has prioritized these inputs into the following fair value hierarchy:

      Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that are available at the measurement date.

      Level 2 Inputs - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

      Level 3 Inputs - Unobservable inputs for determining the fair value of the asset or liability and are based on the entity's own assumptions about the assumptions that market participants would use to price the asset or liability.

      A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy is set forth below. These valuation methodologies were applied to all of the Company's financial assets and liabilities carried at fair value effective January 1, 2008.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

      Securities available-for-sale. The fair value of our securities available-for-sale portfolio was estimated using Level 2 inputs. We obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and the bond's term and conditions, among other factors. At September 30, 2008, the carrying value and estimated fair value, using Level 2 inputs, of our securities available-for-sale was $35.2 million.

                     Monadnock Bancorp, Inc. and Subsidiary
                         Part I - Financial Information
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                               September 30, 2008

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

      Our earnings are primarily dependent upon our net interest income, which is the difference between interest and dividend income on interest-earning assets, which principally consist of loans and investment securities, and interest expense on interest-bearing liabilities, which principally consist of deposits and borrowings. Our results of operations also are affected by the level of our provision for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of service charges on deposit accounts, point of sale income from debit and credit transactions, ATM fees and any gain on sale of loans and investments. Non-interest expense consists primarily of salaries and employee benefits, occupancy, equipment, data processing and ATM expense. Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies, Federal Home Loan Bank ("FHLB") dividend policies, Federal Deposit Insurance Corporation ("FDIC") assessment rates and actions of regulatory authorities.

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

      Increasing Loan Production. Our strategy of increasing net income includes increasing our loan production. Our business plan anticipates that we may emphasize originating commercial real estate, both permanent and construction, commercial business loans and one- to four-family residential real estate loans. Commercial real estate and commercial business loans provide higher returns but involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on these loans are often dependent on the successful operation or management of the properties or business, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. Our net loan portfolio increased $9.3 million, or 15.4%, from $60.4 million at September 30, 2007 to $69.7 million at September 30, 2008. We plan to continue to grow our loan portfolio with the net proceeds raised in the 2006 stock offering.

      Building Core Deposits. We offer checking accounts, NOW accounts and savings accounts, which generally are lower cost sources of funds than certificates of deposit and are less sensitive to withdrawal when interest rates fluctuate. In order to build our core deposit base, we intend to continue to offer a broad range of deposit products and to increase our core deposits through possible branch acquisitions, or the establishment of a new office although we currently have no arrangements or understandings regarding any specific transaction. In an effort to increase core deposits and become more competitive, the Bank implemented a Reward Checking account product in October 2007. At September 30, 2008, this product totaled $9.2 million.

      Maintaining Asset Quality. Our asset quality is reflected in our ratio of non-performing assets to total assets, which was 0.89% at September 30, 2008 and 0.26% at December 31, 2007, respectively. The increase in nonperforming assets was primarily attributable to the following: 1) a commercial loan relationship secured by an inn for $474,000 which was transferred to other real estate owned at the end of the second quarter of 2008 and 2) a commercial loan relationship secured by a convenience store and gas station being placed on nonperforming status at the end of the third quarter of 2008. Management is striving to continue to maintain good asset quality. We have introduced new loan products only when we were confident that our staff had the necessary expertise and sound underwriting and collection procedures were in place. In addition to these lending practices, we invest in high grade securities.

      Improving Non-Interest Income. Non-interest income consists primarily of service charges on deposit accounts, point of sale income from debit and credit transactions, ATM fees and any gain on sale of loans and investments. We plan to target programs to increase non-interest income such as the overdraft checking program we instituted in December 2005.

      Improving Our Efficiency Ratio. Our infrastructure and fixed operating costs can support a larger asset base. We believe the conversion and offering described above has slowly allowed us to increase our asset base through greater loan production which should help improve our efficiency ratio (non-interest expense divided by net-interest income and non-interest income) by generating additional income. Our efficiency ratio was 89.97% and 89.79% for the three and nine months ended September 30, 2008, respectively, compared with 89.40% and 89.60% for the three and nine months ended September 30, 2007, respectively.

      All of these initiatives are designed to improve our profitability in future years.

Changes in Financial Condition from December 31, 2007 to September 30, 2008

      General. Total assets increased $5.6 million, or 5.3%, to $110.8 million at September 30, 2008 compared with $105.2 million at December 31, 2007. We increased our assets by $12.0 million during the first quarter of 2008, by leveraging with $12.4 million in Federal Home Loan Bank advances and purchasing net investment securities of $10.5 million during the first quarter of 2008 to take advantage of positive interest rate spreads. During the second and third quarters of 2008, we reduced our total assets by $6.4 million, thereby increasing our Tier1 leverage capital ratio to 7.87% at September 30, 2008.

      Investments. Monadnock Bancorp, Inc. classifies its investments in debt securities as securities held-to-maturity, securities available-for-sale or trading securities. Securities held-to-maturity are carried at amortized cost, securities available-for-sale are carried at fair value with unrealized gains and losses shown in accumulated other comprehensive income (loss) as a separate component of stockholders' equity, net of related tax effects, and trading securities are carried at fair value with unrealized gains and losses reflected in earnings. Monadnock Bancorp, Inc. had no securities classified as held-to-maturity or trading securities at September 30, 2008 or at December 31, 2007.

      Our investment portfolio decreased $1.4 million, or 3.8%, to $35.2 million at September 30, 2008 from $36.6 million at December 31, 2007. The decrease was due to $17.6 million in sales of mortgage-backed securities and $9.6 million in principal paydowns of mortgage-backed securities, partially offset by the purchase of $26.0 million in mortgage-backed securities. The decrease in investment securities was used to partially fund net loan growth for the nine months of 2008.

      At September 30, 2008, the weighted average maturity of mortgage-backed securities available-for-sale was 313 months, based upon their final maturities. However, normal principal repayments and prepayments of mortgage-backed securities are received regularly, substantially reducing their weighted average maturities. All of our mortgage-backed securities are adjustable with a weighted average term to next repricing adjustment of 28 months on average.

      Loans. Our net loan portfolio grew by $5.7 million, or 8.9%, to $69.7 million at September 30, 2008 from $64.0 million at December 31, 2007. Loan growth during the nine months ended September 30, 2008 was primarily concentrated in commercial, commercial real estate and one- to four-family residential loans which grew $3.3 million, $1.2 million and $1.2 million, respectively. Other significant loan increases for the nine months ended September 30, 2008 were in consumer loans of $805,000 and home equity loans of $366,000 which was partially offset by a decrease in construction and land development loans of $592,000 and multifamily real estate loans of $507,000.

      Deposits. Our total deposits decreased $6.2 million, or 9.6%, to $58.6 million at September 30, 2008 from $64.8 million at December 31, 2007. Interest-bearing deposits decreased $6.0 million to $53.5 million at September 30, 2008 from $59.5 million at December 31, 2007, while noninterest-bearing deposits decreased $191,000 during the nine months ended September 30, 2008. The decrease in interest-bearing deposits was primarily due to a decrease in time certificates of $10.6 million, partially offset by an increase in NOW accounts of $4.6 million. The decrease in time certificates was due to a $3.9 million decrease in time certificates over $100,000 as well as customers transferring these deposits to other deposit products at the Bank and interest rate sensitive customers leaving due to competitive rates being offered elsewhere. Overall, deposit accounts $100,000 or greater decreased $5.9 million during the nine months of 2008 to $12.7 million as customers transferred deposits to other financial institutions to ensure their deposits were FDIC insured as a result of the recent financial crisis. The increase in NOW accounts during the first nine months of 2008 was due to the implementation of our Rewards Checking account product in the fourth quarter of 2007. Rewards Checking accounts increased $5.8 million during the first nine months of 2008 and totaled $9.2 million at September 30, 2008.

      Borrowings. FHLB advances increased $11.8 million, or 38.7%, to $42.3 million at September 30, 2008 from $30.5 million at December 31, 2007. The increase in FHLB advances was used to fund the purchase of net investment securities, and to a lesser extent, net loan growth during the first quarter of 2008.

      Principal payments due on other borrowings after September 30, 2008 are $589,000 in 2008, $5.4 million in 2009, $7.3 million in 2010, $5.7 million in
2011, $7.3 million in 2012 and $16.0 million in years thereafter. The FHLB will require the repayment of $4.0 million of borrowings during 2008 if the three-month LIBOR exceeds specified rates; $3.0 million of which is at a weighted average interest rate of 3.04% maturing in 2009 if the three-month LIBOR exceeds 6.50%. Additionally, the FHLB will require the repayment of $1.0 million of borrowings during 2008 if the three-month LIBOR exceeds 6.50% of which borrowings is at an interest rate of 3.99% maturing in 2014. As of September 30, 2008, the three month LIBOR was at 4.05%. During the first nine months of 2008, the Bank borrowed an additional $6.0 million in callable advances from the FHLB. These advances are callable at the discretion of the FHLB on the call date noted and most are callable continuously on a quarterly basis thereafter. The FHLB has the right to call $7.0 million in borrowings during 2008, of which borrowings have a weighted average interest rate of 4.08% and a weighted average maturity of 88 months. The FHLB has the right to call $2.0 million in borrowings during 2009, of which borrowings have a weighted average interest rate of 3.08% and a weighted average maturity of 51 months. The FHLB has the right to call $3.0 million in borrowings during 2010, of which borrowings have a weighted average interest rate of 2.90% and a weighted average maturity of 52 months. In addition, the FHLB has the right to call $2.0 million in borrowings during 2011, of which borrowings are at a weighted average interest rate of 3.17% and maturity of 85 months. Should the FHLB require repayment of the putable and callable borrowings on the put and call dates, the interest cost to replace such borrowings would likely increase.

      Stockholders' Equity. Total stockholders' equity decreased $379,000 to $9.06 million at September 30, 2008 from $9.44 million at December 31, 2007. The decrease in stockholders' equity was primarily attributable to the repurchase of 65,000 shares of common stock for treasury for approximately $411,000 and a decrease in accumulated other comprehensive income of $89,000, partially offset by net income of $68,000 for the nine months ended September 30, 2008 and a $53,000 increase related to the recognition of stock option expense as well as restricted stock award amortization. Our equity to assets ratio was 8.18% at September 30, 2008 compared to 8.97% at December 31, 2007.

Comparison of Results of Operations for the Three Months Ended
September 30, 2008 and 2007

      General. We recorded net income of $25,000 for the quarter ended September 30, 2008 compared with net income of $35,000 for the quarter ended September 30, 2007. The decrease in earnings for the three months ended September 30, 2008 compared with the same period a year earlier was primarily attributable to an increase in noninterest expense of $93,000, an increase in the provision for loan losses of $31,000, partially offset by an increase in net interest and dividend income of $84,000, an increase in noninterest income of $14,000 and a decrease in income tax expense of $15,000.

      Our profitability has been marginal during the last few years primarily due to our high fixed operating costs in relation to the amount of net interest and dividend income and non-interest income we generated and our comparatively low net interest margin (net interest and dividend income divided by average interest earning assets). Our efficiency ratio was 89.97% for the three months ended September 30, 2008 compared to 89.40% for the three months ended September 30, 2007. The existing operating platform we have in place relative to the size of our customer base and asset base has tended to negatively impact our profitability. Our interest rate spread was 2.32% for the three months ended September 30, 2008 compared to 2.05% for the three months ended September 30, 2007 and 2.18% for the three months ended June 30, 2008. The increase in the interest rate spread for the three months ended September 30, 2008 compared with the same period a year ago was primarily due to a decrease in the average cost of our interest-bearing liabilities by 73 basis points to 3.42% for the three months ended September 30, 2008 compared to 4.15% for the three months ended September 30, 2007, partially offset by a decrease of 46 basis points in the average yield of our interest-earning assets to 5.74% for the three months ended September 30, 2008 from 6.20% for the three months ended September 30, 2007. The decrease in our average yields on interest-earning assets as well as the decrease in our average costs on interest-bearing liabilities was primarily due to the Federal Reserve's decision to lower the Federal funds rate by 325 basis points since September 2007. The net interest margin for the three months ended September 30, 2008 was 2.71% compared to 2.61% for the three months ended September 30, 2007 and 2.58% for the three months ended June 30, 2008. During the third quarter of 2008, we were able to improve our net interest margin and interest rate spread compared with the second quarter of 2008 and the third quarter of 2007 primarily due to the favorable repricing of our time certificates to lower rates during the third quarter of 2008. In the event we are unable to generate continued commercial and residential loan volume for the remainder of 2008, or become reliant on investments in securities, certificates of deposit or FHLB borrowings, our net interest margin may be negatively impacted along with our net earnings potential.

      Net Interest and Dividend Income. Net interest and dividend income increased $84,000, or 12.7%, to $747,000 for the three months ended September 30, 2008 compared to $663,000 for the three months ended September 30, 2007. This increase reflected a $6,000 increase in interest and dividend income, and a $78,000, or 8.5%, decrease in interest expense. The increase in net interest and dividend income of $84,000 was primarily due to a decrease in the average cost of our interest-bearing liabilities by 73 basis points to 3.42% for the three months ended September 30, 2008 compared to 4.15% for the three months ended September 30, 2007.

      Interest and Dividend Income. Total interest and dividend income was stable at $1.6 million for both the three months ended September 30, 2008 and the three months ended September 30, 2007. Interest income on loans increased $76,000, or 7.4%, to $1.1 million for the three months ended September 30, 2008 from $1.0 million for the same period in 2007, primarily due to a $9.5 million increase in the average balance of loans from $60.1 million for the three months ended September 30, 2007 to $69.6 million for the same period in 2008. This increase in interest income on loans was partially offset by a decrease in loan yields from 6.82% for the three months ended September 30, 2007 to 6.34% for the same period in 2008. The increase in the average balance of loans was primarily attributable to an increase in the average balance of $5.5 million in commercial real estate and commercial loans, a $2.9 million increase in the average balance of one- to four-family residential loans as well as a $806,000 increase in the average balance of consumer loans which was primarily related to mobile home loan financing. The decrease in average loan yields was due to the repricing of some adjustable rate loans downward due to a decrease in the prime rate of 3.25% since September 2007. Interest income on investment securities, FHLB stock and interest-bearing deposits with other financial institutions decreased $70,000 for the three months ended September 30, 2008 to $475,000 from $545,000 for the three months ended September 30, 2007. The decrease was primarily due to a decrease in the overall yield on total investments from 5.30% for the three months ended September 30, 2007 to 4.69% for the same period in 2008.

      Interest Expense. Total interest expense decreased by $78,000, or 8.5%, to $837,000 for the three months ended September 30, 2008 from $915,000 for the three months ended September 30, 2007. The decrease of $78,000 was primarily due to a decrease in the average cost of our interest-bearing liabilities by 73 basis points to 3.42% for the three months ended September 30, 2008 compared to 4.15% for the three months ended September 30, 2007. Interest expense on deposits decreased $227,000 to $397,000 for the three months ended September 30, 2008 from $624,000 for the same period in 2007. Interest expense on time certificates decreased $293,000 to $260,000 for the three months ended September 30, 2008 from $553,000 for the same period in 2007 while interest expense on savings deposits increased by $66,000 to $137,000 for the three months ended September 30, 2008 from $71,000 for the same period in 2007. The decrease in interest expense on time certificates was attributable to a decrease in the overall average cost of time certificates by 145 basis points to 3.42% for the three months ended September 30, 2008 from 4.87% for the same period in 2007, coupled with a decrease in the average balance of time certificates of $14.9 million to $30.1 million for the three months ended September 30, 2008 from $45.0 million for the same period in 2007. The decrease in the cost of time certificates was the direct result of maturing time certificates repricing at lower rates during the third quarter of 2008 due to the lower interest rate environment. The decrease in the average balance of time certificates was due to customers transferring these deposits to other Bank deposit products and interest rate sensitive customers withdrawing their deposits due to competitive rates being offered elsewhere. The decrease in the average balance of time certificates was also attributable to customers transferring deposits to other financial institutions to ensure their deposits were FDIC insured as a result of the recent financial crisis. The increase in interest expense on savings deposits was attributable to an increase in the average balance of savings deposits of $7.6 million to $23.9 million for the three months ended September 30, 2008 from $16.3 million for the same period in 2007, and to a lesser extent, an increase of 55 basis points on the average cost of savings deposits to 2.29% for the three months ended September 30, 2008 from 1.74% for the same period in 2007. The increase in the average balance and cost on savings deposits for the three months ended September 30, 2008 compared to the same period in 2007 was primarily attributable to the introduction of a Rewards Checking product in October 2007.

      Interest expense on FHLB advances and other borrowings increased $149,000, or 51.2%, to $440,000 for the three months ended September 30, 2008 from $291,000 for the three months ended September 30, 2007. The increase in interest expense was due to an increase in the average balance of FHLB advances and other borrowings of $17.4 million to $43.4 million for the three months ended September 30, 2008 from $26.0 million for the same period in 2007, partially offset by a decrease in borrowing cost to 4.03% for the three months ended September 30, 2008 from 4.43% for the same period in 2007. We used the additional funding from the increase in FHLB advances to increase our net loan portfolio as well as fund deposit outflows. The decrease in borrowing cost was due to the Bank using a mix of fixed rate and callable borrowings to lower the overall funding cost for FHLB advances and other borrowings.

      Provision for Loan Losses. We recorded a provision for loan losses of $45,000 for the three months ended September 30, 2008 compared with $14,000 for the three months ended September 30, 2007. The increase in the provision for loan losses was due to an increase in the level of net charge-offs to $24,000 for the three months ended September 30, 2008, compared with $5,000 for the three months ended September 30, 2007. In addition, the increase in the provision was necessary due to additional credit weakness in our evaluation of a commercial loan for a retail sporting goods establishment for the third quarter of 2008 which was partially offset by the classification of certain loans into more favorable risk ratings during 2008 due to the seasoning of real estate owner occupied first mortgage loans. The allowance for loan losses as a percent of total loans was 0.58% at September 30, 2008 compared with 0.63% at September 30, 2007. The mix of the loan portfolio continues to be weighted in one- to four-family residential and home equity loans which accounted for 55.0% and 59.5% of total loans at September 30, 2008 and 2007, respectively. These loans generally have a lower credit risk allocation and the portfolio has reduced levels of criticized and classified loans. Our methodology for analyzing the allowance for loan losses consists of specific and general components. The specific components relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience and quantitative and qualitative factors unique to the Bank for consumer, residential and commercial loans. The allowance for loan losses as of

September 30, 2008 was maintained at a level that represents management's best estimate of losses inherent in the loan portfolio. Although we believe that we have established the allowance for loan losses at levels to absorb probable and estimable losses, future additions or deductions may be necessary if economic or other conditions in the future differ from the current environment.

      Total Noninterest Income. Noninterest income increased $14,000, or 22.2%, to $77,000 for the three months ended September 30, 2008 from $63,000 for the three months ended September 30, 2007. The increase was primarily attributable to an increase in service charges on deposits of $7,000 as well as an increase in income related to debit, credit and ATM transactions.

      Total Noninterest Expense. Noninterest expense increased $93,000, or 14.3% to $742,000 for the three months ended September 30, 2008 compared with $649,000 for the three months ended September 30, 2007. Salaries and employee benefits expense increased $35,000 from $349,000 for the three months ended September 30, 2007 to $384,000 for the three months ended September 30, 2008. The increase in salaries and employee benefits expense related to salary increases, an increase in benefit costs for medical coverage as well as an increase in ESOP costs, partially offset by an increase in the deferrals of loan origination costs. Other increases in noninterest expense related to an increase of $51,000 in other expenses. The increase in other expenses was related to higher FDIC assessment premiums in 2008 compared with 2007, $17,000 of additional expense related to the maintenance of the Bank's other real estate owned property as well as additional ongoing expenses related to the Rewards Checking product. On October 7, 2008, the Board of Directors of the FDIC proposed a restoration plan for the Deposit Insurance Fund which would raise the assessment rate schedule uniformly by seven basis points (annualized) beginning January 1, 2009. The FDIC will also adjust the base assessment based on an institution's level of unsecured debt, secured liabilities and brokered deposits. As a result, the Bank may also be subject to additional assessments since the Bank's FHLB advances exceed 15% of domestic deposits. There can be no assurance that the proposed rule will be implemented by the FDIC in its proposed form. The increase in FDIC assessments may have a negative effect on the Bank's earnings for 2009.

      Income Tax Expense. Income tax expense decreased $15,000 to $13,000 for the third quarter of 2008 from $28,000 for the third quarter of 2007 due to lower pre-tax income. The effective tax rate was 34.4% for the third quarter of 2008 compared to 45.1% for the third quarter of 2007.

Comparison of Results of Operations for the Nine Months Ended
September 30, 2008 and 2007

      General. We recorded net income of $68,000 for the nine months ended September 30, 2008 compared with net income of $89,000 for the nine months ended September 30, 2007. The decrease in earnings for the nine months ended September 30, 2008 compared with the same period a year earlier was primarily attributable to an increase in noninterest expense of $320,000, an increase in the provision for loan losses of $69,000, partially offset by an increase in net interest and dividend income of $241,000, an increase in noninterest income of $110,000 and a decrease in income tax expense of $16,000.

      Our profitability has been marginal during the last few years primarily due to our high fixed operating costs in relation to the amount of net interest and dividend income and non-interest income we generated and our comparatively low net interest margin (net interest and dividend income divided by average interest earning assets). Our efficiency ratio was 89.79% and 89.60% for the nine months ended September 30, 2008 and the nine months ended September 30, 2007, respectively. The existing operating platform we have in place relative to the size of our customer base and asset base has tended to negatively impact our profitability. Our interest rate spread was 2.18% for the nine months ended September 30, 2008 compared to 2.05% for the nine months ended September 30, 2007. The increase in the interest rate spread for the nine months ended September 30, 2008 compared with the same period a year ago was primarily due to a decrease in the average cost of our interest-bearing liabilities by 48 basis points to 3.62% for the nine months ended September 30, 2008 compared to 4.10% for the nine months ended September 30, 2007, partially offset by a decrease of 35 basis points in the average yield of our interest-earning assets to 5.80% for the nine months ended September 30, 2008 from 6.15% for the nine months ended September 30, 2007. The decrease in our average yield on interest-earning assets as well as the decrease in our average cost on interest-bearing liabilities was primarily due to the Federal Reserve's decision to lower the Federal Funds rate by 325 basis points since September 2007. The net interest margin for the nine months ended September 30, 2008 was 2.59% compared to 2.62% for the nine months ended September 30, 2007. In the event we are unable to generate continued commercial and residential loan volume for the remainder of 2008, or become reliant on investments in securities, certificates of deposit or FHLB borrowings, our net interest margin may be negatively impacted along with our net earnings potential.

      Net Interest and Dividend Income. Net interest and dividend income increased $241,000, or 12.7%, to $2.1 million for the nine months ended September 30, 2008 compared to $1.9 million for the nine months ended September 30, 2007. This increase reflected a $342,000, or 7.7%, increase in interest and dividend income, and a $101,000, or 4.0%, increase in interest expense. The increase in net interest and dividend income of $342,000 was primarily due to an increase in the average balance of interest-earning assets by $13.6 million, or 14.1% from $96.7 million for the nine months ended September 30, 2007 to $110.3 million for the nine months ended September 30, 2008.

      Interest and Dividend Income. Total interest and dividend income increased by $342,000, or 7.7%, to $4.8 million for the nine months ended September 30, 2008 compared with $4.4 million for the nine months ended September 30, 2007. The increase of $342,000 was primarily due to an increase in the average balance of interest-earning assets of $13.6 million, or 14.1%, to $110.3 million for the nine months ended September 30, 2008 from $96.7 million for the nine months ended September 30, 2007, partially offset by a decrease in the average yield on interest-earning assets to 5.80% for the nine months ended September 30, 2008 from 6.15% for the nine months ended September 30, 2007. Interest income on loans increased $303,000, or 10.3%, to $3.2 million for the nine months ended September 30, 2008 from $2.9 million for the same period in 2007, primarily due to a $9.9 million increase in the average balance of loans from $57.2 million for the nine months ended September 30, 2007 to $67.1 million for the same period in 2008. This increase in interest income on loans was partially offset by a decrease in loan yields from 6.86% for the nine months ended September 30, 2007 to 6.44% for the same period in 2008. The increase in the average balance of loans was primarily attributable to an increase in the average balance of $5.3 million in commercial real estate and commercial loans, a $3.4 million increase in the average balance of one- to four-family residential loans as well as a $765,000 increase in the average balance of consumer loans related to mobile home loan financing. The decrease in average loan yields was due to the repricing of some adjustable rate loans downward due to a decrease in the prime rate of 3.25% since September 2007. Interest income on investment securities, FHLB stock and interest-bearing deposits with other financial institutions increased $39,000, or 2.6%, to $1.6 million for the nine months ended September 30, 2008 from $1.5 million for the nine months ended September 30, 2007. The increase was due to an increase in the average balance of the investment portfolio by $3.7 million to $43.2 million for the nine months ended September 30, 2008 from $39.5 million for the same period in 2007, partially offset by a decrease in the overall yield on total investments from 5.12% for the nine months ended September 30, 2007 to 4.80% for the same period in 2008. The increase in the average balances in the investment portfolio was the direct result of our leveraging the balance sheet with an increase in funding from FHLB advances.

      Interest Expense. Total interest expense increased by $101,000, or 4.0%, to $2.7 million for the nine months ended September 30, 2008 from $2.6 million for the nine months ended September 30, 2007. The increase of $101,000 was due to an increase in the average balance of interest-bearing liabilities of $14.6 million to $97.8 million for the nine months ended September 30, 2008 from $83.2 million for the same period in 2007, partially offset by a decrease in the average overall cost of interest-bearing liabilities to 3.62% for the nine months ended September 30, 2008 from 4.10% for the same period in 2007. Interest expense on deposits decreased $305,000 to $1.4 million for the nine months ended September 30, 2008 from $1.7 million for the same period in 2007. Interest expense on time certificates decreased $477,000 to $1.0 million for the nine months ended September 30, 2008 from $1.5 million for the same period in 2007 while interest expense on savings deposits increased by $172,000 to $361,000 for the nine months ended September 30, 2008 from $189,000 for the same period in 2007. The decrease in interest expense on time certificates was attributable to a decrease in the overall average cost of time certificates by 80 basis points to 4.02% for the nine months ended September 30, 2008 from 4.82% for the same period in 2007, coupled with a decrease in the average balance of time certificates of $7.5 million to $34.6 million for the nine months ended September 30, 2008 from $42.1 million for the same period in 2007. The decrease in the cost on time certificates was the direct result of maturing time certificates repricing into lower rates during the nine months ended September 30, 2008 due to the lower interest rate environment. The decrease in the average balance of time certificates was due to customers transferring these deposits to other Bank deposit products and interest rate sensitive customers withdrawing their deposits due to competitive rates being offered elsewhere. The decrease in the average balance of time certificates was also attributable to customers transferring deposits to other financial institutions to ensure their deposits were FDIC insured as a result of the recent financial crisis. The increase in interest expense on savings deposits was attributable to an increase in the average balance of savings deposits of $6.5 million to $21.9 million for the nine months ended September 30, 2008 from $15.4 million for the same period in 2007, and to a lesser extent, an increase of 56 basis points on the average rate cost of savings deposits to 2.20% for the nine months ended September 30, 2008 from 1.64% for the same period in 2007. The increase in the average balances and cost on savings deposits for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily attributable to the introduction of a Rewards Checking product in October 2007.

      Interest expense on FHLB advances increased $407,000, or 48.4%, to $1.2 million for the nine months ended September 30, 2008 from $841,000 for the nine months ended September 30, 2007. The increase in interest expense was due to an increase in the average balance of FHLB advances of $15.5 million to $41.2 million for the nine months ended September 30, 2008 from $25.7 million for the same period in 2007, partially offset by a decrease in the borrowing cost to

4.05% for the nine months ended September 30, 2008 from 4.38% for the same period in 2007. We used the additional funding from the increase in FHLB advances to increase our net loan portfolio, and to a lesser extent, our investment securities portfolio. The decrease in borrowing costs was due to the Bank using a mix of fixed rate and callable borrowings to lower the overall funding costs for FHLB advances.

      Provision for Loan Losses. We recorded a provision for loan losses of $128,000 for the nine months ended September 30, 2008 compared with $59,000 for the nine months ended September 30, 2007. The increase in the provision was primarily due to an increase in the level of net charge-offs to $116,000 for the nine months ended September 30, 2008 compared with $11,000 for the nine months ended September 30, 2007. The increase in the provision was also necessary due to additional credit weakness in our evaluation of a commercial loan for a retail sporting goods establishment during 2008 which was partially offset by the classification of certain loans into more favorable risk ratings during 2008 due to the seasoning of real estate owner occupied first mortgage loans. The allowance for loan losses as a percent of total loans was 0.58% at September 30, 2008 compared with 0.63% at September 30, 2007. The mix of the loan portfolio continues to be weighted in one- to four-family residential and home equity loans which accounted for 55.0% and 59.5% of total loans at September 30, 2008 and 2007, respectively. These loans generally have a lower credit risk allocation and the portfolio has reduced levels of criticized and classified loans. Our methodology for analyzing the allowance for loan losses consists of specific and general components. The specific components relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience and quantitative and qualitative factors unique to the Bank for consumer, residential and commercial loans. The allowance for loan losses as of September 30, 2008 was maintained at a level that represents management's best estimate of losses inherent in the loan portfolio. Although we believe that we have established the allowance for loan losses at levels to absorb probable and estimable losses, future additions or deductions may be necessary if economic or other conditions in the future differ from the current environment.

      Total Noninterest Income. Noninterest income increased $110,000, or 50.2%, to $329,000 for the nine months ended September 30, 2008 from $219,000 for the nine months ended September 30, 2007. The increase was primarily attributable to net gains on sales of available-for-sale securities of $96,000 for the nine months ended September 30, 2008 compared with $16,000 of such sales for the nine months ended September 30, 2007, an increase in income related to debit, credit and ATM transactions as well as an increase in net servicing income for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007.

      Total Noninterest Expense. Noninterest expense increased $320,000, or 16.9% to $2.2 million for the nine months ended September 30, 2008 compared with $1.9 million for the nine months ended September 30, 2007. Salaries and employee benefits expense increased $120,000 from $1.0 million for the nine months ended September 30, 2007 to $1.1 million for the nine months ended September 30, 2008. The increase in salaries and employee benefits expense related to an increase in staffing for the commercial lending area, salary increases, an increase in benefit costs for medical coverage, increases related to stock benefit plans for executives and employees, partially offset by an increase in the deferrals of loan origination costs. Other increases in noninterest expense related to an increase of $100,000 in other expenses, a $44,000 increase in data processing costs and a $43,000 increase in marketing expense. The increase in other expenses related to higher FDIC assessment premiums in 2008 compared with 2007, $17,000 of additional expense related to the maintenance of the Bank's other real estate owned property, additional ongoing expenses related to the Rewards Checking product as well as increased expenses for Directors related to fees and stock benefit plans. The increase in marketing expense related to costs associated with our Rewards Checking product which was introduced in the fourth quarter of 2007, the promotion of a new service for our customers known as Identity Theft 911 as well as other marketing initiatives aimed at increasing our loan portfolio and core deposits. The increase in data processing costs related to increased service bureau costs as well as computer related costs due to internal controls compliance under Sarbanes-Oxley and other technical support costs. On October 7, 2008, the Board of Directors of the FDIC proposed a restoration plan for the Deposit Insurance Fund which would raise the assessment rate schedule uniformly by seven basis points (annualized) beginning January 1, 2009. The FDIC will also adjust the base assessment based on an institution's level of unsecured debt, secured liabilities and brokered deposits. As a result, the Bank may also be subject to additional assessments since the Bank's FHLB advances exceed 15% of domestic deposits. There can be no assurance that the proposed rule will be implemented by the FDIC in its proposed form. The increase in FDIC assessments may have a negative effect on the Bank's earnings for 2009.

      Income Tax Expense. Income tax expense decreased $16,000 to $56,000 for the nine months ended September 30, 2008 from $72,000 for the nine months ended September 30, 2007 due to lower pre-tax income. The effective tax rate was 45.1% for the nine months ended September 30, 2008 compared to 44.7% for the nine months ended September 30, 2007.

Risk Elements

      Total nonperforming assets increased $715,000 to $985,000 or 0.89% of total assets at September 30, 2008 compared with $270,000 or 0.26% of total assets at December 31, 2007. The increase in nonperforming assets was primarily attributable to the following: 1) a commercial loan relationship secured by an inn for $474,000 which was transferred to other real estate owned at the end of the second quarter of 2008 and 2) a commercial loan relationship secured by a convenience store and gas station being placed on nonperforming status at the end of the third quarter of 2008. The nonperforming loans carry a guarantee by the United States Small Business Administration covering $50,000 and $165,000 of the balance outstanding, respectively, at September 30, 2008 and December 31, 2007.

      As shown in the following table, nonperforming assets as a percentage of total assets were 0.89% and 0.26%, as of September 30, 2008 and December 31, 2007, respectively.

                                                   September 30,    December 31,
                                                        2008            2007
                                                   -------------    ------------
                                                          ($ in Thousands)

Loans 90 days or more past due and still accruing      $  0             $  0
                                                       ====             ====

Total nonperforming loans                              $511             $270
                                                       ====             ====

Other real estate owned                                $474             $  0
                                                       ====             ====

Total nonperforming loans and nonperforming assets     $985             $270
                                                       ====             ====

Nonperforming loans as a percent of total loans        0.73%            0.42%

Nonperforming assets as a percent of total assets      0.89%            0.26%

      The following table is a break down of nonperforming loans by loan type that have a government guaranty for the periods noted below:

                                                   September 30,    December 31,
                                                        2008            2007
                                                   -------------    ------------
                                                          ($ in Thousands)

Commercial business loans with a SBA guarantee         $ 50             $184
                                                       ----             ----
Total nonperforming loans with a SBA guarantee         $ 50             $184
                                                       ====             ====

Guaranteed portion of nonperforming loans              $ 42             $165
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

      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products such as residential, commercial and consumer loans. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At September 30, 2008, the total approved loan commitments unfunded amounted to $8.2 million, which includes the unadvanced portion of loans of $7.2 million. Certificates of deposit and advances from the FHLB of Boston scheduled to mature in one year or less at September 30, 2008, totaled $22.0 million and $5.5 million, respectively. Based on historical experience, we believe that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

      During the first quarter of 2008, the Bank secured a repurchase line of credit with a brokerage firm for $5.0 million, in the event additional liquidity was needed.

      At September 30, 2008, we had total collateral available to support an additional $7.4 million in additional advances from the FHLB of Boston.

Stockholders' Equity

      Total stockholders' equity decreased $379,000 to $9.06 million at September 30, 2008 from $9.44 million at December 31, 2007. The decrease in stockholders' equity was primarily attributable to the repurchase of 65,000 shares of common stock for treasury for approximately $411,000 and a decrease in accumulated other comprehensive income of $89,000, partially offset by net income of $68,000 for the nine months ended September 30, 2008 and a $53,000 increase related to the recognition of stock option expense as well as restricted stock award amortization. Our equity to assets ratio was 8.18% at September 30, 2008 compared to 8.97% at December 31, 2007.

      Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. As of September 30, 2008, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the subsidiary bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6% and 5%, respectively. The Bank's regulatory capital ratios at September 30, 2008 were as follows: total risk-based capital 14.86%, Tier I risk based 14.22% and Tier I leverage (core capital) 7.87%. There have been no conditions or events since that notification that management believes would cause a change in the Bank's categorization.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. At September 30, 2008, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition, results of operations, or cash flows.

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


                                       Monadnock Bancorp, Inc.

Date: November 7, 2008                 /s/ William M. Pierce, Jr.
                                       --------------------------
                                       William M. Pierce, Jr.
                                       President and Chief Executive Officer


Date: November 7, 2008                 /s/ Karl F. Betz
                                       ----------------
                                       Karl F. Betz
                                       Senior Vice President and Chief
                                       Financial Officer