Form 10-K
period 2008-12-31
MONADNOCK BANCORP INC
filed 2009-03-27
CIK 1283899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 000-50810

Monadnock Bancorp, Inc.
(Exact Name of Registrant as specified in its Charter)

Maryland	20-4649880
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

One Jaffrey Road, Peterborough, New Hampshire	03458
(Address of Principal Executive Offices)	(Zip Code)

(603) 924-9654
(Registrant’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      YES [  ]      NO [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [X]      NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      YES [  ]      NO [X]

As of March 1, 2009, there were 1,293,608 shares issued and 1,163,958 shares outstanding of the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of June 30, 2008 ($5.90) was $5,864,075.

DOCUMENTS INCORPORATED BY REFERENCE

1.

Portions of Annual Report to Stockholders (Part II)

2.

Proxy Statement for the 2009 Annual Meeting of Stockholders (Part III)

MONADNOCK BANCORP, INC.

FORM 10-K

PART I

ITEM 1.      Business

Forward Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, the impact of the U.S. Government’s Economic Stimulus Program and its various financial institution rescue plans, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

Monadnock Bancorp, Inc.

Monadnock Bancorp, Inc. (or the “Company”) is a Maryland chartered stock holding company, organized in March 2006, that owns all of the outstanding shares of common stock of Monadnock Community Bank, a federal savings bank with two full-service offices. At December 31, 2008, Monadnock Bancorp, Inc. had consolidated assets of $127.6 million, deposits of $61.8 million and stockholders’ equity of $10.9 million. As of December 31, 2008, Monadnock Bancorp, Inc. had 1,163,958 shares of common stock issued and outstanding.

During the fourth quarter of 2008, Monadnock Bancorp, Inc. completed a $1.834 million Capital Purchase Program (“CPP”) transaction with the U.S. Treasury Department. The CPP is part of the U.S. Treasury’s Troubled Asset Relief Program authorized under the Emergency Economic Stabilization Act of 2008 to stabilize the U.S. financial system. The Company sold to the U.S. Treasury Department in exchange for the capital infusion: (i) 1,834 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), having a liquidation amount per share of $1,000, for a total purchase price of $1,834,000, and (ii) a warrant (the “Warrant”) to purchase 92.00092 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share (the “Series B Preferred Stock”), with a liquidation amount of $1,000 per share, at an exercise price per share of $.01. The Warrant had a ten year term and was immediately exercisable. Immediately following the issuance of the Series A Preferred Stock and the Warrant, the U.S. Treasury Department exercised its rights under the Warrant to acquire 92 shares of the Series B Preferred Stock through a cashless exercise.

The Series A Preferred Stock pays cumulative dividends at a rate of 5% per 360 day year for the first five years and thereafter at a rate of 9% per 360 day year. As a result of the American Recovery and Reinvestment Act of 2009, the Company may redeem the Series A Preferred Stock at any time at the liquidation amount plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. The Series B Preferred Stock pays cumulative dividends at a rate of 9% per 360 day year. The Series B Preferred Stock generally has the same rights and privileges as the Series A Preferred Stock. The Securities Purchase Agreement with the U.S. Treasury Department provides for certain restrictions on dividend payments and stock repurchases by the Company while the securities are outstanding including: (1) the payment of dividends on its common stock without the approval of the U.S. Treasury and (2) repurchase of its common stock without approval of the U.S. Treasury during the 10-year period following its issuance (unless the securities have been transferred to a third party). We do not believe the compensation restriction imposed under the CPP will have a material effect on the Company. The CPP program will allow us to continue our growth strategy and further support individuals and businesses in our local market areas. We believe that the CPP will allow us to improve our franchise and stockholder value over the long term. See Note 2 – Preferred Stock to our 2008 Audited Consolidated Financial Statements contained in our 2008 Annual Report to Stockholders.

Monadnock Bancorp, Inc.’s executive offices are located at One Jaffrey Road, Peterborough, New Hampshire 03458. Its telephone number at this address is (603) 924-9654.

Monadnock Community Bank

Monadnock Community Bank (or the “Bank”) is a federal stock savings bank that was organized in 1971 as a Vermont chartered credit union to serve the companies that were members of the Automobile Wholesalers Association of New England and the employees of such businesses. In May 1996, the credit union converted its charter to a federal mutual savings bank and, as a result, began to serve the general public. In June 2004, we completed our mutual holding company reorganization and stock offering through the organization of Monadnock Mutual Holding Company and its majority owned subsidiary, Monadnock Community Bancorp, Inc., followed by our acquisition of a branch office located in Winchendon, Massachusetts in October 2004. On June 28, 2006, in accordance with a Plan of Conversion and Reorganization, Monadnock Community Bank became the wholly-owned subsidiary of

Monadnock Bancorp, Inc. Further, Monadnock Mutual Holding Company sold its majority ownership interest in Monadnock Community Bancorp, Inc. to the public in a “second step” offering and both companies ceased to exist. Monadnock Bancorp, Inc. sold 707,681 shares of common stock, par value of $.01 per share, or the maximum of the offering range, to the public raising $4.8 million in net proceeds. As part of the conversion, existing public stockholders of Monadnock Community Bancorp, Inc. received 1.3699 shares of Monadnock Bancorp, Inc. common stock in exchange for each share of their existing shares of Monadnock Community Bancorp, Inc. common stock.

Monadnock Community Bank’s executive offices are located at One Jaffrey Road, Peterborough, New Hampshire 03458. Its telephone number at this address is (603) 924-9654.

General

Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent one- to four-family residential mortgage loans as well as home equity loans and mortgage-backed securities. We also originate commercial real estate loans and commercial business loans, and to a lesser extent, we originate multi-family residential loans, construction and land development loans and consumer loans, primarily mobile home and automobile loans. We obtain loans through our staff, as well as through advertising in various publications and through our relationship with a mortgage banking company.

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

We also face competition in attracting deposits. In the past, we have attracted all of our deposits through our home office. With the acquisition of a branch in Winchendon, Massachusetts in October 2004, we began attracting deposits in this area as well as through our Peterborough, New Hampshire location. Competition for our deposits are principally from savings institutions, commercial banks, brokerage firms, credit unions and mutual funds. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. As of December 31, 2008, we believe that we held less than 1% of the deposits in each of Hillsborough and Cheshire Counties in New Hampshire and Worcester County in Massachusetts. We also had less than a 1% share of the lending market in each of these counties.

Market Area

We intend to continue to be a community oriented financial institution offering a variety of financial services to primarily meet the needs of the market areas of western Hillsborough and eastern Cheshire Counties in New Hampshire and northern Worcester County in Massachusetts. Our market area is predominately rural in nature. The employer base is varied with manufacturing, retail, educational and service companies, with the service industry being the largest. Population growth in our market area has slightly increased over the past few years, and in the past five years generally tracked the trends of the United States and the state of New Hampshire. Unemployment rates, not seasonally adjusted, in December 2008 for Hillsborough and Cheshire Counties, were 4.2% and 4.0%, respectively, compared with 7.1% and 4.3% for the United States and the state of New Hampshire, respectively. Unemployment rates, not seasonally adjusted, in December 2008 for Worcester County, Massachusetts was 6.8% compared with 6.5% for the Commonwealth of Massachusetts.

Lending Activities

General. We originate one- to four-family residential loans and home equity loans. We also originate commercial real estate loans and commercial business loans and to a lesser extent, multi-family residential loans, construction and land development loans and consumer loans, primarily mobile home and automobile loans. At December 31, 2008, our gross loan portfolio totaled $70.8 million. One- to four-family residential real estate mortgage loans represented $32.1 million, or 45.3%, of our loan portfolio at December 31, 2008. Commercial real estate and commercial business loans totaled $17.2 million and $10.5 million, respectively, and represented 24.3% and 14.9%, respectively, of the total loan portfolio at December 31, 2008. Home equity loans totaled $6.0 million and represented 8.4% of the total loan portfolio at December 31, 2008.

At December 31, 2008, the maximum amount which we could have loaned to any one borrower and the borrower’s related entities under applicable regulations was generally $1.6 million (which is 15% of our total regulatory capital). We also utilize credit enhancements provided by the United States Small Business Administration, the United States Department of Agriculture and other agencies which guarantee a major portion of specific loans. Our largest lending relationships at December 31, 2008 were as follows: (1) a $1.6 million loan to fund a full service hotel of which $1.2 million is guaranteed by the New Hampshire Business Finance Administration; (2) a $1.3 million loan relationship to fund three five-unit townhouses as well as equipment and business assets of a road and bridge construction company; and (3) a $1.1 million loan relationship to fund a dental office and several buildings to be used as a wellness boutique business. These loan relationships, as discussed above, are performing in accordance with their original terms and conditions as of December 31, 2008.

Loan Portfolio Composition. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	At December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate
One- to four-family	$32,088	45.32%	$31,527	49.19%
Home equity	5,973	8.44	5,350	8.35
Commercial real estate	17,178	24.26	14,693	22.93
Multi-family	1,108	1.56	1,705	2.66
Construction and land development	570	0.81	1,141	1.78
Total real estate loans	56,917	80.39	54,416	84.91

Other Loans
Commercial business	10,512	14.85	7,066	11.02
Consumer	3,373	4.76	2,607	4.07
Total other loans	13,885	19.61	9,673	15.09

Total loans	70,802	100.00%	64,089	100.00%

Add (Deduct):
Net deferred loan origination costs (1)	313		332
Allowance for loan losses	(413)		(390)
Total loans, net	$70,702		$64,031

_______________

(1)

See Note 2 to our Financial Statements as presented in our annual report to stockholders.

Loan Maturity and Yields. The following table sets forth certain information at December 31, 2008 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Real Estate
	One- to-Four Family		Home Equity		Commercial Real Estate		Multi-Family		Construction and Land Development
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due
Within 1 year	$ 30	6.47%	$ --	--%	$ 997	7.70%	$ --	--%	$ --	--%
After 1 Year through 3 Years	136	5.46	--	--	297	6.73	--	--	--	--
After 3 Years through 5 Years	1,090	5.32	--	--	1,685	8.96	--	--	42	8.50
After 5 Years through 10 Years	4,463	5.31	--	--	986	6.38	--	--	--	--
After 10 Years through 15 Years	6,086	6.07	394	4.27	2,265	6.65	344	6.40	180	6.24
Over 15 Years	20,283	6.26	5,579	3.76	10,923	6.95	764	7.45	348	6.35
Total	$32,088	6.06%	$5,973	3.79%	$17,153	7.11%	$1,108	7.13%	$570	6.47%

	Commercial Business		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due
Within 1 year	$ 1,802	5.41%	$ 146	5.44%	$ 2,975	6.19%
After 1 Year through 3 Years	2,219	4.14	402	7.67	3,054	4.92
After 3 Years through 5 Years	1,808	7.63	513	7.67	5,138	7.59
After 5 Years through 10 Years	4,042	7.79	458	5.54	9,949	6.43
After 10 Years through 15 Years	167	8.25	823	8.29	10,259	6.35
Over 15 Years	499	7.59	1,031	7.92	39,427	6.88
Total	$10,537	6.58%	$3,373	7.63%	$70,802	6.97%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2008 that are contractually due after December 31, 2009.

	Due After December 31, 2009
	Fixed	Adjustable	Total
	(In Thousands)

One- to four-family	$26,672	$ 5,386	$32,058
Home equity	--	5,973	5,973
Commercial real estate	3,788	12,368	16,156
Multi-family	--	1,108	1,108
Construction and land development	390	180	570
Commercial business	3,447	5,288	8,735
Consumer	3,227		3,227

Total loans	$37,524	$30,303	$67,827

One- to Four-Family Residential Lending. During 2008 and 2007, we continued to portfolio 15-year and 30-year fixed-rate mortgages as well as all adjustable-rate single family loans. Given the current interest rate environment, we have decided to originate and sell production of 30-year fixed rate mortgages beginning in 2009.

At December 31, 2008, our one- to four-family residential mortgage loans totaled $32.1 million, or 45.3%, of our gross loan portfolio. The Bank does not originate any subprime loans or stated income loans.

One- to four-family residential loans are underwritten based on the applicant’s employment and credit history and the appraised value of the subject property. Loans are generally made up to 80% of the lesser of the appraised value or the purchase price of the property. Should a loan be granted with a loan-to-value ratio in excess of 80%, private mortgage insurance is generally required in order to reduce the debt exposure below 80%. Properties securing our one- to four-family loans are generally appraised by independent state licensed fee appraisers approved by the Board of Directors. Borrowers are required to obtain title and hazard insurance, as well as flood insurance, if necessary, in an amount not less than the value of the property.

One- to four-family mortgage loans are originated on a fixed-rate and adjustable-rate basis. The pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our internal needs. Adjustable-rate loans are tied to a variety of indices including a rate based on U.S. Treasury securities adjusted to a constant maturity of one year. A majority of the adjustable rate loans carry an initial fixed rate of interest for either three or five years which then convert to an interest rate that is adjusted annually based upon the applicable index. Home mortgages are structured with up to a 30 year maturity. Our one- to four-family loans originated or purchased are secured by properties located primarily in Hillsborough and Cheshire Counties, New Hampshire. All our real estate loans contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

Any direct costs of origination, primarily salaries and wages, will be deferred and amortized over the contractual life of the loans. Any origination fees collected from the borrower will be deferred as a reduction of the loan balance and amortized over the contractual life of the loan.

We also originate, to a lesser extent, fixed rate home equity loans for portfolio. We generally underwrite these loans based on the applicant’s employment and credit history. Presently, we generally lend up to 80% of the real estate tax assessment value or appraised value less any first liens, but may lend up to 90% for high credit quality borrowers. We require our borrowers to obtain hazard insurance and flood insurance, if necessary, in an amount not less than the value of the property improvements. All home equity loans have a maximum maturity of up to 15 years. We currently retain and service these loans.

Home-Equity Residential Lending. We currently originate home equity lines of credit. At December 31, 2008, such loans totaled approximately $6.0 million, or 8.4%, of our gross loan portfolio. We generally underwrite these loans based on the applicant’s employment and credit history. Presently, we generally lend up to 80% of the real estate tax assessment value or appraised value less any first liens, but may lend up to 90% for high credit quality borrowers. We require our borrowers to obtain hazard insurance and flood insurance, if necessary, in an amount not less than the value of the property improvements. Our home equity lines of credit carry adjustable interest rates based upon the prime rate of interest. All home equity lines of credit have a maturity of up to 20 years with a ten year draw period. We currently retain and service these loans.

Commercial Real Estate Lending. We offer commercial real estate loans. These loans are secured primarily by small retail establishments and small office buildings located in our primary market area. At December 31, 2008, commercial real estate loans totaled approximately $17.2 million, or 24.3%, of our gross loan portfolio. Our largest commercial real estate loan relationship at December 31, 2008 consisted of a $1.6 million loan to fund a full service hotel of which $1.2 million is guaranteed by the New Hampshire Business Finance Administration. The loan was performing in accordance with its original terms and conditions as of that date.

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

Loans secured by commercial real estate properties may be larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. Our loan portfolio possesses increased risk due to our substantial number of commercial real estate loans, which could increase the level of our provision for loan losses.

Multi-Family Residential Lending. We also offer multi-family residential loans. These loans are secured by real estate located in our primary market area. At December 31, 2008, multi-family residential loans totaled $1.1 million, or 1.6%, of our gross loan portfolio. Our largest multi-family loan relationship at December 31, 2008, was three loans totaling $386,000 secured by three 5 unit townhouses. The loans were performing in accordance with its original terms and conditions as of that date.

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

Loans secured by multi-family residential properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans and home equity loans. Because payments on loans secured by multi-family residential properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.

Construction and Land Development. We also offer construction and land development loans. At December 31, 2008, construction and land development loans totaled $570,000, or 0.8%, of our gross loan portfolio. Residential construction loans are generally originated as fixed rate loans. These loans are made to finance one- to four-family, owner-occupied, primary residences only. Financing is limited to a maximum loan to value ratio of 80%. Residential construction loans generally are written with permanent financing terms of up to 30 years and the construction period is generally the first eight months of the loan. Once the construction of the residential project is complete, the loan is taken out of the construction category and placed into the one- to four-family residential loan category for reporting purposes. We originate residential construction loans through our staff. Commercial construction loans are generally originated as adjustable rate loans. These loans are generally for the new construction of a special or limited use property where the primary use will be for commercial purposes. We use a number of indices to set the interest rate, including a rate based on the constant maturity of one year U.S. Treasury securities. A majority of our adjustable-rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the applicable index. Loan-to-value ratios on our commercial construction loans do not exceed 75% of the appraised value of the property securing the loan. These loans require monthly payments and amortize over a period of up to 25 years with the construction period of interest only being the first twelve months. Once the construction period for the commercial project is complete, the loan is taken out of the construction category and placed into the correct commercial category for reporting purposes. We originate these loans through our staff. We also originate residential land development loans. We originate fixed- and adjustable-rate residential land development loans. We use a number of indices to set the interest rate, including the prime rate as published in the Wall Street Journal. Loan-to-value ratios on our residential land development loans do not exceed 65% of the appraised value of the property securing the loan. These loans require monthly payments and amortize over a period of up to 15 years. We originate these loans through our staff.

Commercial Business Lending. We also offer commercial business loans. These loans are secured primarily by the assets of the business such as equipment, receivables and inventory. At December 31, 2008, commercial business loans totaled $10.5 million, or 14.9%, of our gross loan portfolio. Our largest commercial business loan relationship at December 31, 2008 consisted of a loan totaling $883,000 to the New Hampshire Higher Education Loan Corporation to support funding for student loans in New Hampshire. The loan has a guaranty from the New Hampshire Higher Education Authority for approximately $856,000, or 97% of the loan balance. The loan is performing in accordance with its original terms and conditions as of December 31, 2008. We also originate commercial business loans guaranteed by the United States Small Business Administration. Repayment of the principal of such loans is partially guaranteed by the United States Small Business Administration in a range from 50% to 90% of the principal depending upon the type of loan, the amount of the loan and the business of the borrower. At December 31, 2008, we had $1.9 million in commercial small business loans of which $1.5 million were guaranteed by the United States Small Business Administration.

We originate fixed- and adjustable-rate commercial business loans. The interest rate on these loans is tied to a variety of indices, including the prime rate as published in the Wall Street Journal. A majority of our adjustable-rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the index.

Commercial loans involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on these loans are often dependent on the successful operation or management of the business, repayment of such loans may be subject to adverse conditions in the economy. If the cash flow from the business is reduced, the borrower’s ability to repay the loan may be impaired. Interest rates on these loans are generally higher than interest rates charged on one- to four-family residential mortgage loans to compensate us for the greater degree of credit risk involved in this type of lending. Our loan portfolio possesses increased risk due to the number of commercial business loans, which could increase the level of our provision for loan losses.

Consumer Loans. Currently we offer loans secured by mobile homes, new and used automobiles, and deposit accounts as well as a limited number of unsecured loans. Consumer loans, with the exception of mobile home loans, generally have shorter terms to maturity than mortgage loans, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. At December 31, 2008, our consumer loan portfolio totaled $3.4 million, or 4.8%, of our gross loan portfolio.

Consumer loans may entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets, such as automobiles. We generally charge higher rates of interest for this type of lending as compared to one- to four-family residential mortgage loans to compensate us for the added credit risk. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Loan Originations, Purchases, Sales and Repayments

All loan applications are taken through employees located at our offices. Following approval of a loan application, we issue a loan commitment containing certain terms and conditions which must be complied with by the borrower before we fund the loan. Walk-in customers and referrals from our current customer base, advertisements and real estate brokers are also important sources of loan originations. While we originate both adjustable and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market area. Demand is affected by local competition and the interest rate environment. We have sold participation interests in commercial real estate loans, commercial business loans and multi-family loans to manage our limitation on loans-to-one borrower.

We account for the sale of participation interests in loans in accordance with paragraphs 9 to 11 of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets.” In accordance with SFAS No. 140, we account for a transfer of financial assets, or a portion of a financial asset, as a sale when we surrender control of the transferred assets. Servicing rights and other retained interests in the sold assets are recorded by allocating the previously recorded investment between the assets sold and interest retained based on their relative fair values at the date of transfer. We determine the fair values of servicing rights and other retained interests at the date of transfer using the present value of estimated future cash flows, using assumptions that market participants would use in their estimates of values. Our loan purchases for 2008 and 2007 primarily consisted of commercial real estate and commercial business loan participations with other financial institutions.

The following table shows the loan origination, purchase, sale and repayment activities of Monadnock Community Bank for the periods indicated.

	Year Ended December 31,
	2008	2007
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one-to four-family	$ 85	$ --
- home equity	1,258	946
- commercial	4,313	3,265
- multi-family	105	811
- construction and land development	94	361
Non-real estate - commercial business	3,060	1,200
- consumer	20	--
Total adjustable-rate	8,935	6,583

Fixed rate:
Real estate - one-to four-family	5,370	6,483
- commercial	1,891	3,192
- construction and land development	348	574
Non-real estate - commercial business	3,489	2,337
- consumer	1,684	1,771
Total fixed-rate	12,782	14,357
Total loans originated	21,717	20,940

Purchases:
Real estate - one-to four-family	--	130
- commercial	--	882
Non-real estate - commercial business	900	--
- consumer	12	64
Total loans purchased	912	1,076

Sales and Repayments:
Sales and loan participations sold	1,416	516
Principal repayments	14,500	11,155
Total reductions	15,916	11,671
Net increase	$ 6,713	$10,345

Loan Approval Authority and Underwriting

The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of borrowers. Loans of up to $650,000 to any borrower and the borrower’s related interests may be approved by the loan committee, consisting of senior management. All loans in excess of $650,000 must be approved by the Board of Directors.

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

Delinquent Loans. The following table sets forth our loans delinquent 60 to 89 days and 90 days or more past due by type, number, amount and percentage of delinquent loans to total gross loans at December 31, 2008 and 2007.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)

At December 31, 2008
One- to four-family	--	$ --	--	$ --	--	$ --
Home equity	--	--	--	--	--	--
Commercial real estate	--	--	1	380	1	380
Multi-family	--	--	--	--	--	--
Construction and land development	1	112	--	--	1	112
Commercial business	2	83	2	129	4	212
Consumer	1	49	--	--	1	49
Total	4	$244	3	$509	7	$753

Delinquent loans to total gross loans		0.34%		0.72%		1.06%

At December 31, 2007
One- to four-family	--	$ --	--	$ --	--	$ --
Home equity	--	--	--	--	--	--
Commercial real estate	1	60	--	--	1	60
Multi-family	--	--	--	--	--	--
Construction and land development	--	--	--	--	--	--
Commercial business	--	--	4	270	4	270
Consumer	--	--	--	--	--	--
Total	1	$ 60	4	$270	5	$330

Delinquent loans to total gross loans		0.09%		0.42%		0.51%

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

	At December 31,
	2008	2007
	(Dollars in Thousands)

Non-accrual loans:
One- to four-family	$ --	$ --
Home equity	--	--
Commercial real estate	380	--
Multi-family	--	--
Construction and land development	--	--
Commercial business	129	270
Consumer	--	--
Total	$ 509	$270

Loans 90 days or more delinquent and still accruing:
One- to four-family	$ --	$ --
Home equity	--	--
Commercial real estate	--	--
Multi-family	--	--
Construction and land development	--	--
Commercial business	--	--
Consumer	--	--
Total	--	--

Total non-performing loans	$ 509	$270

Real estate owned:
One- to four-family	$ --	$ --
Home equity	--	--
Commercial real estate	474	--
Multi-family	--	--
Construction and land development	--	--
Commercial business	--	--
Consumer	47	--
Repossessed assets	--	--
Total	521	--
Total non-performing assets	$1,030	$270

Ratios:
Non-performing loans to total loans	0.72%	0.42%
Non-performing assets to total assets	0.81%	0.26%

For the year ended December 31, 2008 and 2007, $15,636 and $14,025, respectively, of gross interest income would have been recorded had the non-accruing loans been current in accordance with their original terms. No interest income was recorded on non-accruing loans during the respective periods. See “—Classified Assets.”

Classified Assets. Regulations provide for the classification of loans and other assets, such as debt and equity securities considered by regulators to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses are designated as “special mention” by management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the Board of Directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, which may order the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified assets represented 14.71% of our equity capital and 1.25% of our total assets at December 31, 2008. Monadnock Community Bank also had $1.6 million and $2.1 million of special mention assets at December 31, 2008 and 2007, respectively. The special mention assets had government guarantees from the United States Small Business Administration of $303,000 and $737,000, respectively, at December 31, 2008 and 2007, and the amounts presented above include only the non-government guaranteed portion of the loans.

The aggregate amount of our classified assets at the dates indicated were as follows:

	At December 31,
	2008	2007
	(In Thousands)
Loss	$ --	$ --
Doubtful	--	--
Substandard	1,599	216
Total	$1,599	$216

Monadnock Community Bank’s management has focused on improving credit monitoring of these loans. The substandard assets shown in the table above had government guarantees from the United States Small Business Administration of $138,000 and $290,000, respectively, at December 31, 2008 and 2007 and the amounts presented in the table include only the non-government guaranteed portion of the loans. The largest classified asset as of December 31, 2008 was a $474,000 commercial loan relationship secured by an inn which was transferred to other real estate owned at the end of the second quarter of 2008.

Allowance for Loan Losses. We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include loss ratio analysis by type of loan and specific allowances for identified problem loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans. Changes in risk evaluations of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience as well as on significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.

The appropriateness of the allowance is reviewed and established by management quarterly based on then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan. Senior management reviews these conditions quarterly in discussions with our senior credit officers. To the extent that any of these conditions is evidenced by a known identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a known identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the loss related to this condition is reflected in the general allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with known problem credits or portfolio segments.

Management also evaluates the adequacy of the allowance for loan losses based on a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in our market area. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. For all specifically reviewed loans for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement, we determine impairment by computing a fair value either based on discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans that are collectively evaluated for impairment and are excluded from specific impairment evaluation, and their allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

Because the allowance for loan losses is based on estimates of losses inherent in the loan portfolio, actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust known and inherent loss estimates based upon any more recent information that has become available. In addition, management’s determination as to the amount of our allowance for loan losses is subject to review by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, which may require the establishment of additional general or specific allowances based upon their judgment of the information available to them at the time of their examination of Monadnock Community Bank.

At December 31, 2008 and 2007, our allowance for possible loan losses was $413,000 and $390,000, respectively, and the ratio of the allowance to total loans outstanding was 0.58% and 0.61%, respectively. At December 31, 2008 and 2007, the allowance for loan losses represented 81.14% and 144.44%, respectively, of nonperforming loans. The ratio of the allowance for loan losses to nonperforming loans in the table below includes nonperforming loans with government guarantees from the United States Small Business Administration. The non-guaranteed portion of nonperforming loans was $105,000 at December 31, 2007, and the allowance for loan losses represented 371.43% at December 31, 2007 of the non-guaranteed portion of the nonperforming loans. We recorded a provision for loan losses of $156,000 for the year ended December 31, 2008 compared with a provision for loan losses of $112,000 for the year ended December 31, 2007. The increase in the provision for loan losses was primarily due to an increase in the level of net charge-offs of $133,000 for the year ended December 31, 2008 compared with $61,000 for the year ended December 31, 2007. In addition, the increase in the provision was necessary due to additional weakness we identified in a commercial loan for a retail sporting goods establishment for the year ended December 31, 2008. The increase in the provision for loan losses was partially offset by the classification of certain loans into more favorable risk ratings during 2008 due to the seasoning of real estate owner-occupied first mortgage loans. The allowance for loan losses as of December 31, 2008 was maintained at a level that represents management's best estimate of losses inherent in the loan portfolio. Although we believe that we have established the allowance for loan losses at levels to absorb probable and estimable losses, future additions or deductions may be necessary if economic or other conditions in the future differ from the current environment. Provisions to the allowance may be necessary if the market in which we operate deteriorates, or the composition of our loan portfolio changes. Additionally, as noted above, regulatory agencies review our allowance for loan losses as part of their examination process. Such agencies may require us to recognize additions to the allowance based on judgments which may be different from those of management.

The following table sets forth an analysis of our allowance for loan losses.

	Years Ended December 31,
	2008	2007
	(Dollars in Thousands)

Balance at beginning of year	$ 390	$ 335

Charge-offs:
One- to four-family	--	--
Home equity	--	--
Commercial real estate	(60)	--
Multi-family	--	--
Construction and land development	--	--
Commercial business	(60)	(46)
Consumer	(18)	(15)

Recoveries:
One- to four-family	--	--
Home equity	--	--
Commercial real estate	--	--
Multi-family	--	--
Construction and land development	--	--
Commercial business	2	--
Consumer	3	4

Net (charge-offs) recoveries	(133)	(57)

Provision (benefit) for loan losses	156	112

Balance at end of year	$ 413	$ 390

Net charge-offs (recoveries) to average loans outstanding during year (1)	0.20%	0.10%

Ratios:
Net charge-offs (recoveries) to average non- performing loans during year	27.14%	23.55%

Allowance for loan losses to non- performing loans	81.14%	144.44%

Allowance as a percent of total gross loans (end of year)(1)	0.58%	0.61%

(1)

Total loans are net of deferred fees and costs.

The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

	At December 31,
	2008			2007
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans
	(Dollars in Thousands)

One- to four-family	$ 57	13.80%	45.32%	$ 66	16.92%	49.19%

Home equity	12	2.91	8.44	13	3.33	8.35

Commercial real estate	131	31.72	24.26	140	35.90	22.93

Multi-family	6	1.45	1.56	14	3.59	2.66

Construction and land development	1	0.24	0.81	9	2.31	1.78

Commercial business	183	44.31	14.85	124	31.80	11.02

Consumer	23	5.57	4.76	24	6.15	4.07

Total Allowance for Loan Losses	$413	100.00%	100.00%	$390	100.00%	100.00%

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

We are authorized to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federal savings banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings bank is otherwise authorized to make directly.

Mortgage-Backed Securities. We invest in mortgage-backed securities as part of our asset liability management strategy. Management believes that mortgage-backed securities represent attractive investment opportunities relative to other investments due to the wide variety of maturity and repayment options available through such investments. Our mortgage-backed securities are purchased as an alternative to mortgage loans. At December 31, 2008, we held approximately $51.1 million of mortgage-backed securities. Our mortgage-backed securities are guaranteed by either Ginnie Mae, Fannie Mae or Freddie Mac.

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that investments be categorized as “held-to-maturity,” “trading securities” or “available-for-sale,” based on management’s intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as “held-to-maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Our current strategy is to hold all securities as available-for-sale, recorded at fair value.

The following table sets forth the composition of our investment portfolio at the dates indicated.

	At December 31,
	2008		2007
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in Thousands)
Securities Available for Sale:
Mortgage-backed securities:
Ginnie Mae	$ 8,832	17.26%	$14,445	39.47%
Fannie Mae	26,140	51.08	13,753	37.58
Freddie Mac	16,199	31.66	8,398	22.95
Total mortgage-backed securities	51,171	100.00	36,596	100.00
Total	$51,171	100.00%	$36,596	100.00%
Other earnings assets:
Interest-earning deposits in other financial institutions	$ --	--%	$ --	--%
Federal Home Loan Bank stock	2,568	92.77	1,608	94.15
Other investments	200	7.23	100	5.85
Total	2,768	100.00%	1,708	100.00%

Total	$53,939		$38,304

While our mortgage-backed securities carry a reduced credit risk as compared to whole loans due to their issuance under government agency sponsored programs, they remain subject to the risk that a fluctuating interest rate environment, along with other factors like the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the mortgage loans and so affect both the prepayment speed, and value, of the investment securities. As a result of these factors, the estimated average lives of these securities will be shorter than the contractual maturities as shown on the following table. The investments in the Company’s investment portfolio that are temporarily impaired as of December 31, 2008 and 2007 consist of debt securities issued by U.S. government agencies and a U.S. government sponsored enterprise with strong credit ratings. The unrealized losses are attributable to changes in market interest rates. Company management does not intend to sell these securities in the near term future, and due to the securities relative short duration, anticipates that the unrealized losses that currently exist will be dramatically reduced going forward. As management believes the Company has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

The maturities of the investment securities portfolio and the amortized cost and fair value, excluding Federal Home Loan Bank stock, as of December 31, 2008, were as follows:

	At December 31, 2008
	One Year or Less	After One to Five Years	After Five to 10 Years	Over 10 Years	Total Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in Thousands)
Ginnie Mae	$ --	$ --	$ --	$ 8,960	$ 8,960	$ 8,832
Fannie Mae	--	--	--	26,176	26,176	26,140
Freddie Mac	--	--	--	16,182	16,182	16,199
Total mortgage-backed securities	$ --	$ --	$ --	$51,318	$51,318	$51,171
Total investment securities	$ --	$ --	$ --	$51,318	$51,318	$51,171
Weighted average yield	--%	--%	--%	4.97%	4.97%

Sources of Funds

General. Our sources of funds are deposits, payment of principal and interest on loans, interest earned on or maturation or sales of other investment securities, borrowings, and funds provided from operations.

Deposits. We offer a variety of deposit accounts to consumers with a wide range of interest rates and terms. Our deposits consist of certificates of deposit, money market demand accounts, demand accounts, NOW accounts and savings accounts. We have historically paid market rates on our deposit accounts. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. We have not solicited brokered deposits, but may consider using them in the future.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, we believe that our deposits are relatively stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions. We expect to maintain a substantial majority of our certificates of deposit that are maturing in 2009 by continuing to pay market rates, providing quality service and promoting our Bank as a local community bank. Our liquidity could be reduced, however, if a significant portion of the certificates of deposit are not renewed. Paying market rates to retain these deposits may increase our cost of funds and could decrease our net interest income and net interest margin. We will be able to use a combination of Federal Home Loan Bank advances as well as Federal Reserve discount window borrowings to provide an alternative source of funds for certificates of deposit that mature and are not renewed.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2008			2007
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in Thousands)
Deposit type:
Non-interest bearing demand	$ 4,526	7.33%	--%	$ 5,286	8.15%	--%
Savings accounts	2,292	3.71	0.25	2,448	3.78	0.50
NOW accounts	13,772	22.29	3.14	7,613	11.75	2.76
Money market demand accounts	8,135	13.17	0.63	8,345	12.87	1.58
Total transaction accounts	28,725	46.50	1.70	23,692	36.55	1.49

Certificates of deposit	33,047	53.50	3.43	41,126	63.45	4.75

Total deposits	$61,772	100.00%	2.63%	$64,818	100.00%	3.56%

The following table sets forth, by interest rate ranges, information concerning certificates of deposit at the dates indicated.

	At December 31, 2008
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total
	(Dollars in Thousands)

Interest Rate Range:
0.01% to 1.00%	$ 134	$ --	$ --	$ --	$ 134	0.40%
1.01% to 2.00%	2,192	--	87	--	2,279	6.90
2.01% to 3.00%	10,408	486	60	11	10,965	33.18
3.01% to 4.00%	8,866	2,063	958	952	12,839	38.85
4.01% to 5.00%	1,711	1,122	556	1,248	4,637	14.03
5.01% to 6.00%	1,136	205	198	654	2,193	6.64
Total	$24,447	$3,876	$1,859	$2,865	$33,047	100.00%

As of December 31, 2008, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $9.2 million. The following table sets forth the maturity of those certificates as of December 31, 2008.

At December 31, 2008
(In Thousands)

Three months or less	$1,932
Over three months through six months	1,337
Over six months through one year	3,562
Over one year to three years	1,342
Over three years	1,011

Total	$9,184

Borrowings. Although deposits are our primary source of funds, we may utilize borrowings primarily as part of our asset/liability management strategy, when we desire additional capacity to purchase loans or to fund loan demand. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of Boston. We may obtain advances from the Federal Home Loan Bank of Boston upon the security of our mortgage loans and mortgage-backed securities. These advances may be made using several different credit programs, each of which has its own interest rate, range of maturities and call or put features. At December 31, 2008, we had $53.1 million in Federal Home Loan Bank advances outstanding. At December 31, 2008, we had an additional borrowing capacity with the Federal Home Loan Bank of Boston of $9.8 million based on our collateral with the Federal Home Loan Bank as well as our internal policy which limits FHLB advances to 50% of total assets.

During the fourth quarter of 2008, the Bank began borrowing from the Federal Reserve Bank discount window for a term of one month or less. The borrowings are secured by certain unencumbered investment securities totaling $2.9 million in fair value at December 31, 2008.

On April 15, 2008, the Monadnock Community Bank Employee Stock Ownership Plan Trust entered into a loan agreement with Rollstone Bank & Trust to refinance the ESOP loan which was previously held by Monadnock Bancorp, Inc. The loan was refinanced with a third party lender in order to provide additional liquidity for Monadnock Bancorp, Inc. The newly refinanced loan has been guaranteed by Monadnock Bancorp, Inc. The amount of the refinanced ESOP loan was for $400,000 at an interest rate of 5.25%, floating quarterly at a rate of interest tied to the Prime Rate. The interest rate on the loan as of December 31, 2008 was 5% and the loan has an interest rate floor of 5%. Interest only payments under this loan agreement were made beginning May 15, 2008 and continuing monthly through December 15, 2008. Beginning January 15, 2009, principal and interest payments are scheduled to be made and continue through April 15, 2018. The outstanding term of the loan was reduced from thirteen years to ten years. Principal and interest payments totaled $58,202 for 2008.

The following table sets forth information as to our Federal Home Loan Bank advances and other borrowings for the years indicated.

	At or For the Year Ended December 31,
	2008	2007
	(Dollars in Thousands)

Balance at end of year	$54,526	$30,538
Average balance during year	41,654	26,370
Maximum month-end balance	54,526	30,538
Weighted average interest rate during the year	4.01%	4.40%
Weighted average interest rate at end of year	3.30%	4.34%

Employees

At December 31, 2008, we had 23 full-time employees and eight part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good relationship with our employees.

Subsidiary Activities

At December 31, 2008, Monadnock Bancorp, Inc. did not have any subsidiaries other than Monadnock Community Bank.

Federal Taxation

General. Monadnock Bancorp, Inc. and Monadnock Community Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of taxation is intended only to summarize pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Monadnock Bancorp, Inc. or Monadnock Community Bank. Our federal income tax returns have never been audited by the IRS. We have elected to file a consolidated federal income tax return since the formation of the Company.

Method of Accounting. For federal income tax purposes, we currently report our income and expenses on the accrual method of accounting and use a fiscal year ending on December 31, for filing our federal income tax return.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding five taxable years and forward to the succeeding twenty taxable years. At December 31, 2008, Monadnock Community Bank had operating loss carryforwards for state income tax purposes of approximately $174,000 which will expire in the years 2015 through 2016.

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

State Taxation

The two state taxes that materially impact Monadnock Bancorp, Inc. and Monadnock Community Bank in New Hampshire are the New Hampshire Business Profits tax and the New Hampshire Business Enterprise tax. The New Hampshire Business Profits tax is assessed at the rate of 8.5%. For this purpose, gross business profits generally means federal taxable income subject to certain modifications provided for in New Hampshire law. The New Hampshire Business

Enterprise tax is assessed at 0.75% of the total amount of payroll and certain employee benefits expense, interest expense, and dividends paid to stockholders. The New Hampshire Business Enterprise tax is applied as a credit towards the New Hampshire Business Profits tax. With the acquisition of a branch in Winchendon, Massachusetts during the fourth quarter of 2004, Monadnock Bancorp, Inc. and Monadnock Community Bank became subject to a Massachusetts excise tax rate of 10.5% based on an apportionment of income derived from Massachusetts sources, solely. Other applicable state taxes include generally applicable sales, use and real property taxes.

As a Maryland business corporation, Monadnock Bancorp, Inc. is required to file annual returns with the State of Maryland.

Regulation

As a federally chartered savings bank, Monadnock Community Bank is regulated and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which we may engage, and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. After completing an examination, the federal agency critiques the financial institution’s operations and assigns its rating (known as an institution’s CAMELS). Under federal law, an institution may not disclose its CAMELS rating to the public. Monadnock Community Bank also is a member of, and owns stock in, the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System. Monadnock Community Bank also is regulated, to a lesser extent, by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision periodically examines Monadnock Community Bank and prepares reports for consideration by our Board of Directors on any operating deficiencies. Monadnock Community Bank’s relationship with our depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of our loan documents.

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

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Monadnock Community Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other loans and assets subject to applicable limits. Monadnock Community Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Monadnock Community Bank directly, including real estate investment.

Capital Requirements. Office of Thrift Supervision regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest CAMELS rating) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

At December 31, 2008, Monadnock Community Bank’s capital exceeded all applicable requirements.

Loans to One Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2008, Monadnock Community Bank was in compliance with the loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Monadnock Community Bank is subject to a qualified thrift lender, or “QTL,” test. Under the QTL test, Monadnock Community Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the institution’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. Monadnock Community Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986.

A savings bank that fails the QTL test must either convert to a bank charter or operate under specified restrictions. At December 31, 2008, Monadnock Community Bank maintained approximately 98.62% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the institution’s capital account. A savings bank must file an application with the Office of Thrift Supervision for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•

the savings bank would not be at least adequately capitalized following the distribution;

•

the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•

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

The Office of Thrift Supervision may disapprove a notice or application if:

•

the savings bank would be undercapitalized following the distribution;

•

the proposed capital distribution raises safety and soundness concerns; or

•

the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Monadnock Community Bank received a “Satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its “affiliates” is limited by Office of Thrift Supervision regulations and Regulation W of the Federal Reserve Board, which implements Sections 23A and 23B of the Federal Reserve Act. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. Monadnock Bancorp, Inc. and its non-savings institution subsidiaries would be affiliates of Monadnock Community Bank. In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank. In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

Monadnock Community Bank’s authority to extend credit to its directors, executive officers and 10% or greater stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Monadnock Community Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by Monadnock Community Bank’s Board of Directors.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including controlling stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the savings bank, receivership, conservatorship, the termination of deposit insurance or the imposition of civil money penalties. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings bank. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

•

well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital);

•

adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital);

•

undercapitalized (less than 3% leverage capital, 4% tier 1 risk-based capital or 8% total risk-based capital);

•

significantly undercapitalized (less than 3% leverage capital, 3% tier 1 risk-based capital or 6% total risk-based capital); or

•

critically undercapitalized (less than 2% tangible capital).

Generally, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory restrictions become immediately applicable to the savings bank, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2008, Monadnock Community Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts in Monadnock Community Bank are insured by the Federal Deposit Insurance Corporation up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Monadnock Community Bank’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments.

On October 3, 2008, President George W. Bush signed the Emergency Economic Stabilization Act of 2008, which temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective upon the President’s signature. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. During the fourth quarter of 2008, the Bank elected the unlimited deposit insurance coverage through December 31, 2009 for non-interest bearing transaction accounts through the FDIC’s Temporary Liquidity Guarantee Program.

The Federal Deposit Insurance Corporation regulations assess insurance premiums based on an institution’s risk. Under this assessment system, the Federal Deposit Insurance Corporation evaluates the risk of each financial institution based on its supervisory rating, financial ratios and long-term debt issuer rating. The rates for nearly all of the financial institution industry vary between five and seven cents for every $100 of domestic deposits. Federal law requires the Federal Deposit Insurance Corporation to establish a deposit reserve ratio for the deposit insurance fund of between 1.15% and 1.50% of estimated deposits.

On December 16, 2008, the Board of Directors of the FDIC approved a restoration plan for the Deposit Insurance Fund which raised the assessment rate schedule uniformly by seven basis points (annualized), beginning January 1, 2009, from a minimum of five basis points to twelve basis points. On February 26, 2009, the FDIC approved an amended restoration plan for the Deposit Insurance Fund. Beginning in the second quarter of 2009, the FDIC will adjust the base assessment based on an institution’s level of unsecured debt, secured liabilities and brokered deposits. As a result, the Bank will be subject to additional assessments beginning April 1, 2009 since the Bank’s FHLB advances exceeded 25% of domestic deposits. In addition, the FDIC has proposed 1) imposing an emergency special assessment of 20 basis points on all insured depository institutions on June 30, 2009 and 2) after June 30, 2009, permitting the FDIC Board of Directors to impose an emergency special assessment of up to 10 basis points at the end of any calendar quarter whenever the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the Board believes would adversely affect public confidence or to a level close to zero or negative. The increase in FDIC assessments and any special assessments may have a negative effect on the Bank’s earnings for 2009.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund and the Savings Association Insurance Fund into a single fund called the Deposit Insurance Fund. In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program. On October 14, 2008, the Federal Deposit Insurance Corporation announced a new program – the Temporary Liquidity Guarantee Program. This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on a Federal Deposit Insurance Corporation-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt. The Bank opted to participate in this component of the Temporary Liquidity Guarantee Program.

The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. The Bank opted to participate in this component of the Temporary Liquidity Guarantee Program.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 was enacted in October 2008 and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program, Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. Monadnock Bancorp, Inc. received $1.834 million under the CPP program in December 2008.

In addition, the current economic crisis has generated new federal legislation, including the American Recovery and Reinvestment Act of 2009 (“ARRA”), which has created new corporate governance reporting obligations, as well as compensation and financial restrictions, on banks and financial services companies receiving federal assistance pursuant to this statute and the TARP Capital Purchase Program. There can be no assurance that some of these restrictions may be applied more broadly in the future to financial institutions that are not receiving federal assistance. Moreover, it is likely that additional legislation will be enacted in the future affecting the regulation of financial institutions and their holding companies.

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

Federal Home Loan Bank System. Monadnock Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, Monadnock Community Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2008, Monadnock Community Bank was in compliance with this requirement.

On December 8, 2008, the Federal Home Loan Bank of Boston announced a moratorium on the repurchase of excess stock held by its members. The moratorium will remain in effect indefinitely. On February 26, 2009, the Federal Home Loan Bank of Boston announced that dividend payments for the first quarter of 2009 were suspended and that it is unlikely that dividends will be paid in 2009. Dividend payments totaling approximately $73,000 were received for the year ended December 31, 2008.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2008, Monadnock Community Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

Monadnock Community Bank has established policies and procedures to ensure compliance with the USA PATRIOT Act’s provisions, and the impact of the USA PATRIOT Act on our operations has not been material.

Privacy Requirements of the Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act of 1999 provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.

Holding Company Regulation

Monadnock Bancorp, Inc. is a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. The Office of Thrift Supervision has enforcement authority over Monadnock Bancorp, Inc. and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to Monadnock Community Bank. Monadnock Bancorp, Inc.’s activities are generally limited to those permissible for financial holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by Section 302(a) of Sarbanes-Oxley Act of 2002, Monadnock Bancorp, Inc.’s Chief Executive Officer and Chief Financial Officer each are required to certify that its quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. Monadnock Bancorp, Inc. will be subject to further reporting and audit requirements beginning with the year ending December 31, 2009 under the requirements of the Sarbanes-Oxley Act. Monadnock Bancorp, Inc. has been developing policies, procedures and systems designed to comply with these regulations.

Federal Securities Laws

The common stock of Monadnock Bancorp, Inc. is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Monadnock Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities and Exchange Commission under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of Monadnock Bancorp, Inc. common stock that were issued in the 2006 stock offering does not cover the resale of the shares. Shares of common stock purchased by persons who are not affiliates of Monadnock Bancorp, Inc. may be resold without registration. Shares purchased by an affiliate of Monadnock Bancorp, Inc. will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Monadnock Bancorp, Inc. meets the current public information reporting requirements of Rule 144 under the Securities Act of 1933, each affiliate of Monadnock Bancorp, Inc. that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Monadnock Bancorp, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Monadnock Bancorp, Inc. may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

ITEM 1A.      Risk Factors

Not applicable for a smaller reporting company.

ITEM 1B.       Unresolved Staff Comments

Not applicable for a smaller reporting company.

ITEM 2.      Properties

As of December 31, 2008, Monadnock Community Bank leased its main office and owned its branch office. The following is a list of our locations:

Location	Owned or Leased	Year Acquired or Leased	Net Book Value of Real Property

Main Office One Jaffrey Road Peterborough, New Hampshire 03458	Leased	1998	$ --

Branch Office 172 Central Street Winchendon, Massachusetts 01475	Owned	2004	$360,000

The net book value of our premises, land and equipment was $744,000 at December 31, 2008, which includes undeveloped property located in Rindge, New Hampshire as a potential new office site.

ITEM 3.      Legal Proceedings

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. At December 31, 2008, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition, results of operations, or cash flows.

ITEM 4.      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

PART II

ITEM 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the OTC Electronic Bulletin Board under the symbol “MNKB.OB”. The approximate number of holders of record of Monadnock Bancorp, Inc.’s common stock as of December 31, 2008 was 321. Certain shares of Monadnock Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table sets forth the range of the high and low bid prices of Monadnock Bancorp, Inc. common stock since January 1, 2007 and is based upon information provided through finance.Yahoo.com. Monadnock Bancorp, Inc. has never paid dividends. As part of the CPP transaction with the U.S. Treasury, Monadnock Bancorp, Inc. has agreed that it may pay dividends on its common stock only with the prior approval of the U.S. Treasury. The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Quarter	High	Low	Dividends
Quarter ended December 31, 2008	$ 6.45	$ 3.40	$ 0.00
Quarter ended September 30, 2008	6.10	5.25	0.00
Quarter ended June 30, 2008	6.50	5.80	0.00
Quarter ended March 31, 2008	6.50	5.80	0.00
Quarter ended December 31, 2007	6.75	6.05	0.00
Quarter ended September 30, 2007	6.75	6.30	0.00
Quarter ended June 30, 2007	6.85	6.36	0.00
Quarter ended March 31, 2007	7.30	6.35	0.00

Dividend payments by Monadnock Bancorp, Inc. are dependent primarily on dividends it receives from Monadnock Community Bank, because Monadnock Bancorp, Inc. has no source of income other than dividends from Monadnock Community Bank and interest payments with respect to Monadnock Bancorp, Inc.’s loan to the employee stock ownership plan prior to the refinancing of the loan with a third party. See Item 1 – Business - Borrowings. A regulation of the Office of Thrift Supervision imposes restrictions on the ability of Monadnock Community Bank to pay dividends to Monadnock Bancorp, Inc. See “Regulation – Capital Distributions.” Also, see Item 11, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for the Equity Compensation Plan table.

ITEM 6.      Selected Financial Data

Not applicable for a smaller reporting company.

ITEM 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Monadnock Bancorp, Inc.’s 2008 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.      Quantitative and Qualitative Disclosures about Market Risk

The “Management of Interest Rate Risk” section of Monadnock Bancorp, Inc.’s 2008 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.      Financial Statements and Supplementary Data

The consolidated financial statements included in Monadnock Bancorp, Inc.’s 2008 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A(T).      Controls and Procedures

a)

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

b)

The “Report of Management on Internal Control over Financial Reporting” section of Monadnock Bancorp, Inc.’s 2008 Annual Report to Stockholders is incorporated herein by reference.

c)

There has been no change in Monadnock Bancorp, Inc.’s internal control over financial reporting during Monadnock Bancorp, Inc.’s fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, Monadnock Bancorp, Inc.’s internal control over financial reporting. The “Report of Management on Internal Control over Financial Reporting” section of Monadnock Bancorp, Inc.’s 2008 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9B.      Other Information

None.

PART III

ITEM 10.      Directors, Executive Officers and Corporate Governance

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available for free by writing to: Corporate Secretary: Monadnock Bancorp, Inc., 1 Jaffrey Road, Peterborough, NH 03458 and is also available through Monadnock Bancorp Inc.’s website at www.monadnockbank.com.

Information concerning Directors, Executive Officers and corporate governance of the Company is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal I - Election of Directors.”

The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and ten percent stockholders of the Company required by this item is incorporated by reference herein from the Company’s definitive proxy statement for its 2009 Annual Meeting of Stockholders.

ITEM 11.      Executive Compensation

Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Executive Compensation.”

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management and related stockholder matters is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and the “Equity Compensation Plan” table.

ITEM 13.      Certain Relationships and Related Transactions, and Director Independence

Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”

ITEM 14.      Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal II - Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.      Exhibits and Financial Statement Schedules

3.1

Articles of Incorporation of Monadnock Bancorp, Inc.*

3.2

Bylaws of Monadnock Bancorp, Inc.*

4.1

Form of Common Stock Certificate of Monadnock Bancorp, Inc.*

4.2

Articles Supplementary for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A**

4.3

Articles Supplementary for the Fixed Rate Cumulative Perpetual Preferred Stock, Series B**

4.4

Warrant to Purchase Fixed Rate Cumulative Perpetual Preferred Stock, Series B**

10.1

Employee Stock Ownership Plan*

10.2

Monadnock Community Bancorp, Inc. 2005 Stock Option Plan***

10.3

Monadnock Community Bancorp, Inc. 2005 Recognition and Retention Plan***

10.4

Monadnock Bancorp, Inc. 2007 Equity Incentive Plan****

10.5

Letter Agreement, dated December 19, 2008, between Monadnock Bancorp, Inc. and the United States Department of the Treasury, which includes the Securities Purchase Agreement-Standard Terms attached thereto, with respect to the issuance and sale of the Series A Preferred Stock and the Warrant**

10.6

Waiver of Senior Executive Officers, dated December 12, 2008**

10.7

Amendment to Benefit Plans and Related Consent of Senior Executive Officers**

13

Annual Report to Stockholders

21

Subsidiaries of Registrant*

23.1

Consent of Shatswell, MacLeod & Company, P.C.

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________________

*

Incorporated by reference to the Registration Statement on Form SB-2 (Registration Number 333-132548) as filed on March 17, 2006, as amended.

**

Incorporated by reference to the Form 8-K (Commission File No. 000-50810) filed on December 24, 2008.

***

Incorporated by reference to Appendix B and Appendix C to the Proxy Statement for Monadnock Community Bancorp, Inc.’s 2005 Annual Meeting of Stockholders (Commission File No. 000-50810) filed on March 24, 2005.

****

Incorporated by reference to Appendix A to the Proxy Statement for Monadnock Bancorp, Inc.’s 2007 Annual Meeting of Stockholders (Commission File No. 000-50810) filed on March 23, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Monadnock Bancorp, Inc.

Date: March 23, 2009		By:	/s/ William M. Pierce, Jr.
William M. Pierce, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ William M. Pierce, Jr.	By:	/s/ Karl F. Betz
	William M. Pierce, Jr.		Karl F. Betz
	President, Chief Executive Officer and Director		Senior Vice President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Accounting Officer)

Date: March 23, 2009		Date: March 23, 2009

By:	/s/ Kenneth A. Christian	By:	/s/ Samuel J. Hackler
	Kenneth A. Christian		Samuel J. Hackler
	Director		Director

Date: March 23, 2009		Date: March 23, 2009

By:	/s/ Jack Goldstein	By:	/s/ Thomas C. LaFortune
	Jack Goldstein		Thomas C. LaFortune
	Director		Director

Date: March 23, 2009		Date: March 23, 2009

By:	/s/ Kenneth R. Simonetta	By:	/s/ Edward J. Shea
	Kenneth R. Simonetta		Edward J. Shea
	Director		Director

Date: March 23, 2009		Date: March 23, 2009

By:	/s/ Nancy L. Carlson
Nancy L. Carlson
Director

Date: March 23, 2009