Form 10-Q
period 2009-03-31
MONADNOCK BANCORP INC
filed 2009-05-07
CIK 1283899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the For the Quarterly Period Ended March 31, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the For the transition period from ______________ to _________________

Commission File Number: 000-50810

Monadnock Bancorp, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	20-4649880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Jaffrey Road, Peterborough, NH	03458
(Address of principal executive offices)	(Zip Code)

(603) 924-9654

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes (  ) No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer (  ) Accelerated filer (  ) Non-accelerated filer (  ) Smaller reporting company (X)

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes (  ) No (X)

As of May 1, 2009, there were 1,163,958 shares issued and 1,293,608 shares outstanding of the issuer’s common stock.

INDEX

Monadnock Bancorp, Inc. and Subsidiary

MONADNOCK BANCORP, INC. AND SUBSIDIARY

Part I – Financial Information

Item 1 – Financial Statements

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2009	December 31, 2008
	(Unaudited)

Cash and due from banks	$ 1,047,236	$ 699,761
Interest bearing demand deposits with other banks	2,146,359
Total cash and cash equivalents	3,193,595	699,761
Interest-bearing time deposit in other bank	200,000	200,000
Investments in available-for-sale securities (at fair value)	47,286,661	51,171,392
Federal Home Loan Bank stock, at cost	2,619,100	2,568,300
Loans, net of allowance for loan losses of $448,113 as of March 31, 2009 and $413,337 as of December 31, 2008	70,039,463	70,702,121
Premises and equipment	1,005,917	743,883
Other real estate owned	955,124	521,349
Goodwill	132,293	132,293
Core deposit intangible	40,125	43,875
Accrued interest receivable	491,245	582,314
Other assets	374,077	227,359
Total assets	$126,337,600	$127,592,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$ 5,262,053	$ 4,525,816
Interest-bearing	60,930,163	57,246,233
Total deposits	66,192,216	61,772,049
Federal Home Loan Bank advances	47,868,383	53,125,924
Federal Reserve Bank borrowings		1,000,000
Other borrowings – ESOP loan	391,493	400,000
Other liabilities	615,914	427,185
Total liabilities	115,068,006	116,725,158
Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 2,000,000 shares;
Preferred stock, fixed rate cumulative perpetual, Series A, par value $0.01 per share; 1,834 shares issued at March 31, 2009 and December 31, 2008, respectively; liquidation value $1,000 per share	18	18
Preferred stock, fixed rate cumulative perpetual, Series B, par value $0.01 per share; 92 shares issued at March 31, 2009 and December 31, 2008, respectively; liquidation value $1,000 per share	1	1
Common stock, par value $.01 per share; authorized 10,000,000 shares; 1,293,608 shares issued at March 31, 2009 and December 31, 2008; 1,163,958 outstanding at March 31, 2009 and December 31, 2008	12,936	12,936
Paid-in capital	9,646,650	9,629,945
Retained earnings	2,812,576	2,782,651
Unearned compensation - ESOP	(360,916)	(360,916)
Unearned compensation – Recognition and Retention Plan	(266,228)	(266,228)
Treasury stock, at cost (129,650 shares at March 31, 2009 and December 31, 2008)	(842,238)	(842,238)
Accumulated other comprehensive income (loss)	266,795	(88,680)
Total stockholders’ equity	11,269,594	10,867,489
Total liabilities and stockholders’ equity	$126,337,600	$127,592,647

The accompanying notes are an integral part of these consolidated financial statements.

MONADNOCK BANCORP, INC. AND SUBSIDIARY

Part I – Financial Information

Item 1 – Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2009	2008
	(Unaudited)

Interest and dividend income:
Interest and fees on loans	$1,039,032	$1,058,252
Interest on investments-taxable	578,867	517,071
Other interest income	1,540	31,664
Total interest and dividend income	1,619,439	1,606,987
Interest expense:
Interest on deposits	389,525	553,082
Interest on Federal Home Loan Bank advances	446,711	384,342
Total interest expense	836,236	937,424
Net interest and dividend income	783,203	669,563
Provision for loan losses	43,763	59,508
Net interest and dividend income after provision for loan losses	739,440	610,055

Noninterest income:
Service charges on deposits	43,654	54,383
Net gain on sales of available-for-sale securities	106,288	83,864
Loan commissions	4,022
Other income	23,491	22,932
Total noninterest income	177,455	161,179
Noninterest expense:
Salaries and employee benefits	378,870	364,494
Occupancy expense	51,156	40,859
Equipment expense	21,925	23,035
Data processing	62,205	68,811
Professional fees	77,393	47,954
Supplies and printing	12,634	7,027
Telephone expense	11,728	12,820
Marketing expense	25,021	41,735
Postage expense	9,670	9,910
Other real estate owned and collection expense	48,523
FDIC insurance assessment	24,390	12,513
Other expense	105,471	97,847
Total noninterest expense	828,986	727,005
Income before income tax expense	87,909	44,229
Income tax expense	37,832	21,235
Net income	$ 50,077	$ 22,994

Shares used in computing net income per share:
Basic	1,077,647	1,128,225
Diluted	1,116,023	1,173,308

Net income available per common share – basic	$ 0.02	$ 0.02

Net income available per common share – diluted	$ 0.02	$ 0.02

The accompanying notes are an integral part of these consolidated financial statements.

MONADNOCK BANCORP, INC. AND SUBSIDIARY

Part I – Financial Information

Item 1 – Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2009	2008
Cash flows from operating activities:	(Unaudited)

Net income	$ 50,077	$ 22,994
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sales of available-for-sale securities	(106,288)	(83,864)
Net amortization of securities	46,529	43,688
Change in deferred loan origination costs, net	9,779	(6,850)
Provision for loan losses	43,763	59,508
Recognition of stock option expense	12,106	11,913
Depreciation and amortization	28,866	28,082
Decrease (increase) in accrued interest receivable	91,069	(102,106)
Amortization of core deposit intangible	3,750	4,500
(Increase) decrease in other assets	(195,653)	7,572
Decrease in loan servicing rights and interest-only strips, net	256	375
Decrease in prepaid expenses	7,043	23,048
Decrease in taxes receivable	41,636	12,142
Deferred income tax benefit	(1,644)	(1,449)
Increase in accrued ESOP and Recognition and Retention Plan expense	12,655	14,307
Increase in accrued expenses	19,351	19,428
Increase in accrued interest payable	3,141	39,295
Decrease in other liabilities	(77,930)	(1,699)

Net cash (used in) provided by operating activities	(11,494)	90,884

Cash flows from investing activities:
Purchases of available-for-sale securities	(10,163,779)	(23,901,754)
Proceeds from sales of available-for-sale securities	12,234,707	10,396,533
Principal payments received on available-for-sale securities	2,462,193	3,017,001
Purchase of Federal Home Loan Bank stock	(50,800)	(531,600)
Loan originations and principal collections, net	226,408	(958,091)
Loans purchased	(53,175)
Recoveries of previously charged off loans	2,108	988
Capital expenditures - premises and equipment	(290,900)	(2,085)

Net cash provided by (used in) investing activities	4,366,762	(11,979,008)

Cash flows from financing activities:
Net increase in demand deposits, savings and NOW deposits	1,853,579	2,422,782
Net increase (decrease) in time deposits	2,566,588	(2,691,154)
Net change in short-term borrowing from Federal Reserve Bank	(1,000,000)
Net change on short-term advances from Federal Home Loan Bank	(4,168,000)	2,290,000
Long-term advances from Federal Home Loan Bank		10,490,041
Payments on ESOP loan	(8,507)
Payments on long-term advances from Federal Home Loan Bank	(1,089,541)	(453,368)
Cash dividends declared on Series A and Series B Preferred Stock	(15,553)
Purchase of common stock for treasury		(64,000)

Net cash (used in) provided by financing activities	(1,861,433)	11,994,301

MONADNOCK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2009 and 2008

(continued)

	2009	2008
	(Unaudited)

Net increase in cash and cash equivalents	2,493,834	106,177
Cash and cash equivalents at beginning of period	699,761	1,181,206
Cash and cash equivalents at end of period	$ 3,193,595	$ 1,287,383

Supplemental disclosures:
Interest paid	$833,095	$898,129
Income taxes paid		7,000
Transfer of loans to other real estate owned	433,775

The accompanying notes are an integral part of these consolidated financial statements.

MONADNOCK BANCORP, INC. AND SUBSIDIARY

Part I – Financial Information

Item 1. – Financial Statements

Condensed Notes to Unaudited Consolidated Financial Statements

March 31, 2009

Note 1. Nature of Business and Significant Accounting Policies

Nature of Operations: Monadnock Community Bank (the “Bank”) provides a variety of financial services to corporations and individuals from its offices in Peterborough, New Hampshire and Winchendon, Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in consumer and small business loans. On June 28, 2004, in accordance with a Plan of Mutual Holding Company Reorganization and Stock Issuance, the Bank became a federally chartered stock bank and wholly-owned subsidiary of Monadnock Community Bancorp, Inc., a federally chartered stock holding company. Monadnock Community Bancorp, Inc. became a majority owned subsidiary of Monadnock Mutual Holding Company, a federally chartered mutual holding company. On June 28, 2006, in accordance with a Plan of Conversion and Reorganization, the Bank became the wholly-owned subsidiary of Monadnock Bancorp, Inc. (the “Company”), a Maryland chartered stock holding company. Further, Monadnock Mutual Holding Company sold its ownership interest in Monadnock Community Bancorp, Inc. to the public in a “second step” offering and ceased to exist. The Company sold 707,681 shares, par value of $.01 per share or the maximum of the offering range, to the public raising $4.8 million in net proceeds. As part of the conversion, existing public stockholders of Monadnock Community Bancorp, Inc. received 1.3699 shares of Company common stock in exchange for each of their existing shares of Monadnock Community Bancorp, Inc. common stock. During the fourth quarter of 2008, the Company completed a $1.834 million Capital Purchase Program (CPP) transaction with the U.S. Treasury. The CPP is part of the U.S. Treasury’s Troubled Asset Relief Program authorized under the Emergency Economic Stabilization Act of 2008 to stabilize the U.S. financial system. The Company sold Preferred stock to the U.S. Treasury in exchange for the capital injection.

Basis of Presentation: The consolidated financial statements presented in this quarterly report include the accounts of the Bank. The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2009. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals necessary 1) for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made and 2) in order to make the financial statements not misleading have been made.

The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2009. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

At March 31, 2009, there were no material changes in the Company’s significant accounting policies or critical accounting estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2. Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Weighted average options to purchase 130,337 and 73,102 shares of common stock were outstanding during the first quarter of 2009 and 2008, respectively, but were not included in the computation of weighted average common shares outstanding for purposes of computing diluted earnings per share, because the effect would have been antidilutive.

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Quarter ended March 31, 2009
Basic EPS
Net income as reported	$ 50,077
Preferred stock net accretion	(4,599)
Preferred stock dividend paid in 1st Qtr	(15,552)
Cumulative preferred stock dividend earned	(9,443)
Net income available to common shareholders	$ 20,483	1,077,647	$ 0.02
Effect of dilutive securities options		38,376
Diluted EPS
Net income available to common stockholders	$ 20,483	1,116,023	$ 0.02

Quarter ended March 31, 2008
Basic EPS
Net income	$ 22,994	1,128,225	$ 0.02
Effect of dilutive securities options		45,083
Diluted EPS
Net income	$ 22,994	1,173,308	$ 0.02

Note 3. Investments

The Company classifies its investments in debt securities as securities held-to-maturity, securities available-for-sale or trading securities. Securities held-to-maturity are carried at amortized cost, securities available-for-sale are carried at fair value with unrealized gains and losses shown in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, net of related tax effects, and trading securities are carried at fair value with unrealized gains and losses reflected in earnings. The Company had no securities classified as held-to-maturity or trading securities during 2009 or 2008.

The amortized cost and estimated fair value of securities at March 31, 2009 and December 31, 2008 are as follows:

	Amortized Cost Basis	Estimated Fair Value
March 31, 2009:
Municipal bonds	$ 139,032	$ 141,021
Mortgage-backed securities:
FNMA	34,721,631	35,103,755
FHLMC	5,275,835	5,295,882
GNMA	6,708,377	6,746,003
Total mortgage-backed securities	46,705,843	47,145,640
Total investments in available-for-sale securities	$46,844,875	$47,286,661

December 31, 2008:
Mortgage-backed securities:
FNMA	$26,175,930	$26,140,308
FHLMC	16,182,334	16,199,349
GNMA	8,959,973	8,831,735
Total mortgage-backed securities	51,318,237	51,171,392
Total investments in available-for-sale securities	$51,318,237	$51,171,392

Note 4. Loans

Loans consist of the following at:

	March 31, 2009	December 31, 2008
One- to four-family residential	$30,468,805	$32,088,239
Home equity	6,046,584	5,973,034
Commercial real estate	17,205,989	17,153,289
Multifamily	1,098,167	1,107,824
Construction and land development loans	1,354,869	570,051
Commercial loans	10,489,302	10,536,855
Consumer loans	3,520,746	3,373,273
	70,184,462	70,802,565
Allowance for loan losses	(448,113)	(413,337)
Deferred costs, net	303,114	312,893
Net loans	$70,039,463	$70,702,121

Interest on loans is accrued and credited to operations based upon the principal amount outstanding. When management determines that significant doubt exists as to the collectibility of principal or interest on a loan, the loan is placed on nonaccrual status. In addition, loans past due 90 days or more as to principal or interest are placed on nonaccrual status, except for those loans which, in management’s judgment, are fully secured and in the process of collection. Interest accrued but not received on loans placed on nonaccrual status is reversed and charged against current operations. Interest subsequently received on nonaccrual loans is either applied against principal or recorded as income according to management’s judgment as to the collectibility of principal.

Loans considered to be uncollectible are charged against the allowance for loan losses. The allowance is increased by charges to current operations in amounts sufficient to maintain the adequacy of the allowance. The adequacy of the allowance is determined by management’s evaluation of the extent of losses inherent in the loan portfolio and prevailing economic conditions.

Changes in the allowance for loan losses are as follows:

	Three months ended March 31,
	2009	2008
Balance at beginning of period	$413,337	$389,770
Recoveries of loans previously charged off	2,107	988
Provision for loan losses	43,763	59,508
Charge offs	(11,094)	(88,897)
Balance at end of period	$448,113	$361,369

Information with respect to impaired loans consisted of the following at:

	March 31, 2009	December 31, 2008

Recorded investment in impaired loans	$ 177,327	$ 508,820

Impaired loans with specific loss allowances	$ 177,327	$ 508,820

Loss allowances reserved on impaired loans	$ 80,423	$ 73,693

The Company’s policy for interest income recognition on impaired loans is to recognize income on impaired loans on a cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $192,000 and $413,000 for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009 and 2008, the Company recognized no income on impaired loans.

Note 5. Deposits

Interest-bearing deposits consisted of the following at:

	March 31, 2009	December 31, 2008
NOW accounts	$14,715,047	$13,771,881
Savings accounts	2,400,296	2,292,348
Money market deposit accounts	8,201,035	8,134,807
Time certificates	35,613,785	33,047,197
	$60,930,163	$57,246,233

Note 6. Fair Value Measurement Disclosures

In accordance with SFAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. Government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 - Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value as of March 31, 2009.

The Company’s investments in mortgage-backed securities available-for-sale are generally classified within level 2 of the fair value hierarchy. For these securities, we obtain fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

The Company’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party.

The following summarizes assets measured at fair value for the period ending March 31, 2009.

	ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities available-for-sale	$47,286,661		$$47,286,661	$
Impaired loans	96,904		96,904
Totals	$47,383,565		$$47,383,565	$

Monadnock Bancorp, Inc. and Subsidiary

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2009

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, which are based on assumptions and describe future plans, strategies and expectations of Monadnock Bancorp, Inc. (or the “Company”) and its wholly owned subsidiary, Monadnock Community Bank (or the “Bank”). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar words. Our ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, the impact of the U.S. Government’s economic stimulus program and its various financial institution rescue plans including the Troubled Asset Relief Program (“TARP”), economic conditions in the states of New Hampshire or Massachusetts, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, fiscal policies of the New Hampshire or Massachusetts State Government, the quality or composition of our loan or investment portfolios, demand for loan products, competition for and the availability of loans that we purchase for our portfolio, deposit flows, competition, demand for financial services in our market areas, accounting principles and guidelines, acquisitions and the integration of acquired businesses, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

As a community based financial institution, our principal business has historically consisted of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including residential and commercial real estate and general business assets. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities, fee structures, and level of personal income and savings. Lending activities are influenced by the demand for funds, interest rate levels, the number and quality of lenders and regional economic cycles. Our sources of funds for lending activities include deposits, borrowings, payments on loans, maturities of securities and income provided from operations.

Our earnings are primarily dependent upon our net interest and dividend income, which is the difference between interest and dividend income on interest-earning assets, which principally consists of loans and investment securities, and interest expense on interest-bearing liabilities, which principally consists of deposits and borrowings. Our results of operations also are affected by the level of our provision for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of service charges on deposit accounts, point of sale income from debit and credit card transactions, ATM fees, commissions we receive on loans we refer to a mortgage banking company and any gain on sale of loans and investments. Non-interest expense consists primarily of salaries and employee benefits, occupancy, equipment, data processing, ATM expense, professional fees and marketing. Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies, Federal Home Loan Bank (“FHLB”) dividend policies, Federal Deposit Insurance Corporation (“FDIC”) assessment rates, costs associated with becoming compliant with Section 404 of the Sarbanes-Oxley Act of 2002 by December 31, 2009 as a smaller reporting company as well as actions of regulatory authorities.

Management Strategy

Our strategy is to operate as an independent financial institution dedicated to serving the needs of customers in our market area, which consists of western Hillsborough, eastern Cheshire counties in New Hampshire and northern Worcester county in Massachusetts. We intend to continue to increase our loan portfolio and to attract retail deposits, with the goal of expanding our deposit base. This growth may include the establishment of a new office, either by acquisition or by exploring opportunities in our market area although we currently have no arrangements or understandings regarding any specific transaction. During the fourth quarter of 2008, the Company completed a $1.834 million Capital Purchase Program (“CPP”) transaction with the U.S. Treasury Department. The CPP is part of the U.S. Treasury’s Troubled Asset Relief Program authorized under the Emergency Economic Stabilization Act of 2008 to stabilize the U.S. financial system. The additional capital raised through the CPP program will allow us to continue our growth strategy and further support individuals and businesses in our local market areas. We believe that the CPP will allow us to improve our franchise and stockholder value over the long term.

Our commitment is to provide a reasonable range of products and services to meet the needs of our customers. Our goal is to grow Monadnock Bancorp, Inc. while providing cost effective services to our market area and leveraging our infrastructure.

Financial highlights of our strategy include:

Operating as a Community Savings Bank and Offering Personalized Customer Service. We are committed to meeting the financial needs of the communities in which we operate. We provide a broad range of individualized consumer and business financial services. We believe that we can be more effective in servicing our customers than many of our non-local competitors because our employees and senior management are able to respond promptly to customer needs and inquiries. Our ability to provide these services is enhanced by the experience of our senior management, which has an average of 30 years’ experience in the financial services industry.

Increasing Loan Production. Our strategy of increasing net income includes increasing our loan production. Our business plan anticipates that we may emphasize originating commercial real estate, both permanent and construction, commercial business loans and to a lesser extent one- to four-family residential real estate loans. Commercial real estate and commercial business loans provide higher returns but involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on these loans are often dependent on the successful operation or management of the properties or business, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. Our net loan portfolio increased $5.0 million, or 7.7%, from $65.0 million at March 31, 2008 to $70.0 million at March 31, 2009. We plan to continue to grow our loan portfolio with the additional capital that was received from the Preferred Stock issuance to the U.S. Treasury through the CPP Program.

Building Core Deposits. We offer checking accounts, NOW accounts and savings accounts, which generally are lower cost sources of funds than certificates of deposit and are less sensitive to withdrawal when interest rates fluctuate. In order to build our core deposit base, we intend to continue to offer a broad range of deposit products and to increase our core deposits through possible branch acquisitions, or the establishment of a new office although we currently have no arrangements or understandings regarding any specific transaction. In an effort to increase core deposits and become more competitive, the Bank implemented a Reward Checking account product in October 2007. At March 31, 2009, this product totaled $11.5 million. Our deposits increased $1.7 million, or 2.6%, to $66.2 million at March 31, 2009 from $64.5 million at March 31, 2008.

Maintaining Asset Quality. Our asset quality is reflected in our ratio of non-performing assets to total assets, which was 0.90% at March 31, 2009 and 0.81% at December 31, 2008, respectively. Management is striving to continue to maintain good asset quality. We have introduced new loan products only when we were confident that our staff had the necessary expertise and sound underwriting and collection procedures were in place. In addition to these lending practices, we invest in high grade securities.

Improving Non-Interest Income. Non-interest income consists primarily of service charges on deposit accounts, point of sale income from debit and credit transactions, ATM fees, commissions we receive on loans that we refer to a mortgage banking company and any gain on sale of loans and investments. Given the current interest rate environment, we have decided to originate and sell current production of 30 year fixed rate one- to four-family residential mortgages beginning in 2009 which should increase non-interest income. We plan to target programs to increase non-interest income such as the overdraft checking program we instituted in December 2005.

Improving Our Efficiency Ratio. Our infrastructure and fixed operating costs can support a larger asset base. We believe the CPP transaction with the U.S. Treasury described above will allow us to increase our asset base through greater loan production which should help improve our efficiency ratio (non-interest expense divided by net interest and dividend income and non-interest income) by generating additional income. Our efficiency ratio was 86.29% and 87.51% for the quarter ended March 31, 2009 and March 31, 2008, respectively.

All of these initiatives are designed to improve our profitability in future years.

Changes in Financial Condition from December 31, 2008 to March 31, 2009

Cash and cash equivalents. Cash and cash equivalents increased $2.5 million to $3.2 million at March 31, 2009 from $700,000 at December 31, 2008. Cash and due from banks increased $347,000 to $1.0 million at March 31, 2009 from $700,000 at December 31, 2008 and interest-bearing demand deposits with other banks increased to $2.1 million at March 31, 2009. The level of interest-bearing deposits, which are short-term overnight investments, fluctuates as investments are made in other interest earning assets such as loans and investments, and as balances of interest-bearing liabilities such as deposits and FHLB advances fluctuate. Interest-bearing deposits are also used to fund cash and due from bank requirements. The increase in cash and due from banks during the three months ended March 31, 2009 was due to an increase in the amount of items processed through our depository bank accounts that settled subsequent to the end of the reporting period.

Investments. Monadnock Bancorp, Inc. classifies its investments in debt securities as securities held-to-maturity, securities available-for-sale or trading securities. Securities held-to-maturity are carried at amortized cost, securities available-for-sale are carried at fair value with unrealized gains and losses shown in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, net of related tax effects, and trading securities are carried at fair value with unrealized gains and losses reflected in earnings. Monadnock Bancorp, Inc. had no securities classified as held-to-maturity or trading securities at March 31, 2009 or at December 31, 2008.

Our investment portfolio decreased $3.9 million, or 7.6%, to $47.3 million at March 31, 2009 from $51.2 million at December 31, 2008. The decrease was due to the sale of $12.2 million of mortgage-backed securities and $2.5 million of principal payments received on mortgage-backed securities, partially offset by the purchase of $10.2 million in mortgage-backed securities and to a much lesser extent the purchase of municipal obligation investment securities.

At March 31, 2009, the weighted average maturity of mortgage-backed securities available-for-sale was 309 months, based upon their final maturities. However, normal principal repayments and prepayments of mortgage-backed securities are received regularly, substantially reducing their weighted average maturities. All of our mortgage-backed securities are adjustable with a weighted average term to next repricing adjustment of 19 months on average.

Loans. Our net loan portfolio decreased by $663,000, or 1.0%, to $70.0 million at March 31, 2009 from $70.7 million at December 31, 2008. The decrease in loans was primarily due to net loan payments and payoffs totaling $1.6 million in our one- to four-family residential loan portfolio which included a reduction of $428,000 in previously purchased loans during the first quarter of 2009. The low interest rate environment during the first quarter of 2009 has encouraged borrowers to refinance their 15 year and 30 year mortgages into lower interest rates, of which we are keeping only 15 year mortgages in our loan portfolio. Also, given the current interest rate environment, we decided to originate and sell current production of 30 year fixed rate mortgages beginning in the first quarter of 2009 which reduced our growth in this loan category. Loan growth during the first quarter of 2009 was primarily concentrated in construction and land development loans which increased $785,000 to $1.35 million at March 31, 2009.

Deposits. Our total deposits increased $4.4 million, or 7.1%, to $66.2 million at March 31, 2009 from $61.8 million at December 31, 2008. The increase in deposits was used to payoff maturing FHLB advances and FRB borrowings. Interest-bearing deposits increased $3.7 million to $60.9 million at March 31, 2009 from $57.2 million at December 31, 2008, while noninterest-bearing deposits increased $736,000 during the first quarter of 2009. Time certificates and NOW accounts increased $2.6 million and $943,000, respectively during the first quarter of 2009. The increase in time certificates was the direct result of our marketing initiatives in this area as well as paying competitive rates on this product. The increase in NOW accounts was primarily attributable to a $924,000 increase in our Rewards Checking account product during the first quarter of 2009.

Borrowings. FHLB advances and FRB borrowings decreased $6.2 million, or 11.5%, to $47.9 million at March 31, 2009 from $54.1 million at December 31, 2008. Matured FHLB advances and FRB borrowings during the first quarter of 2009 were repaid with the net proceeds from investment transactions as well as a growth in deposits.

Principal payments due on FHLB advances after March 31, 2009 are $8.8 million in 2009, $9.3 million in 2010, $10.6 million in 2011, $5.3 million in 2012, $5.8 million in 2013 and $8.0 million in years thereafter. The FHLB will require the repayment of $1.0 million of borrowings during 2009 if the three-month LIBOR exceeds specified rates; $1.0 million of which borrowings is at an interest rate of 3.99% maturing in 2014 if the three-month LIBOR exceeds 6.50%. As of March 31, 2009, the three month LIBOR was at 1.19%. The FHLB has the right to call $9.0 million in borrowings during 2009, of which borrowings have a weighted interest rate of 3.86% and a weighted average maturity of 74 months. The FHLB has the right to call $3.0 million in borrowings during 2010, of which borrowings have a weighted interest rate of 2.90% and a weighted average maturity of 46 months. In addition, the FHLB has the right to call $2.0 million in borrowings during 2011, of which borrowings are at a weighted average interest rate of 3.17% and weighted average maturity of 79 months.

Stockholders’ Equity. Total stockholders’ equity increased $402,000 to $11.3 million at March 31, 2009 from $10.9 million at December 31, 2008. The increase in stockholders’ equity was primarily attributable to an increase in accumulated other comprehensive income of $355,000 and net income of $50,000 for the quarter ended March 31, 2009. Our equity to total assets was 8.92% at March 31, 2009 compared with 8.52% at December 31, 2008.

Comparison of Results of Operations for the Three Months Ended March 31, 2009 and 2008

General. We recorded net income of $50,000 for the quarter ended March 31, 2009 compared with net income of $23,000 for the quarter ended March 31, 2008. The increase in earnings for the three months ended March 31, 2009 compared with the same period a year earlier was primarily attributable to an increase in net interest and dividend income of $113,000, an increase in noninterest income of $16,000, a decrease in the provision for loan losses of $16,000, partially offset by an increase in noninterest expense of $102,000 and an increase in income tax expense of $17,000.

Our profitability has been marginal during the last few years primarily due to our high fixed operating costs in relation to the amount of net interest and dividend income and non-interest income we generated and our comparatively low net interest margin (net interest and dividend income divided by average interest earning assets). Our efficiency ratio was 86.29% for the three months ended March 31, 2009 compared to 87.51% for the three months ended March 31, 2008. The existing operating platform we have in place relative to the size of our customer base and asset base has tended to negatively impact our profitability. Our net interest margin for the quarter ended March 31, 2009 was 2.60% compared to 2.47% for the three months ended March 31, 2008 and 2.65% for the three months ended December 31, 2008. On February 26, 2009, the Federal Home Loan Bank of Boston announced that dividend payments for the first quarter of 2009 were suspended and that it is unlikely that dividends will be paid in 2009. The FHLB stock was considered a noninterest earning asset for the first quarter of 2009 and has been excluded from the calculation for interest rate spread and net interest margin. Dividend payments totaling approximately $23,000 and $14,000 were received for the three months ended March 31, 2008 and the three months ended December 31, 2008, respectively.

Net Interest and Dividend Income. Net interest and dividend income increased $113,000, or 16.9%, to $783,000 for the three months ended March 31, 2009 compared to $670,000 for the three months ended March 31, 2008. This increase reflected a $12,000 increase in interest and dividend income and a $101,000, or 10.8%, decrease in interest expense. The interest rate spread was 2.34% for the three months ended March 31, 2009 compared to 2.03% for the three months ended March 31, 2008 and 2.29% for the three months ended December 31, 2008.

Interest and Dividend Income. Total interest and dividend income increased by $12,000 to $1.6 million for the three months ended March 31, 2009. The increase of $12,000 was due to an increase in the average balance of interest-earning assets of $13.5 million, or 12.4%, to $122.3 million for the three months ended March 31, 2009 from $108.8 million for the three months ended March 31, 2008, partially offset by a decrease in the yields on interest-earning assets by 57 basis points to 5.37% for the three months ended March 31, 2009 from 5.94% for the three months ended March 31, 2008. Interest income on loans decreased $19,000, or 1.8%, to $1.0 million for the three months ended March 31, 2009, primarily due to a decrease in average loan yields by 63 basis points to 5.95% for the three months ended March 31, 2009 from 6.58% for the same period in 2008, partially offset by a $6.1 million increase in the average balance of loans to $70.8 million for the three months ended March 31, 2009 from $64.7 million for the same period in 2008. The decrease in average loan yield was attributable to a decrease in the Prime rate of 4% since December 2007. In addition, during the first quarter of 2009, residential mortgage borrowers began refinancing their mortgages to lower interest rates which also reduced the average loan yields for the three months ended March 31, 2009. The increase in the average balance of loans was primarily attributable to an increase in the average balance of $3.4 million in commercial loans and $2.8 million in commercial real estate loans. The refinancing of mortgage borrowers into lower rates during 2009 may negatively impact the interest rate spread, net interest margin and net income during 2009. Interest income on investment securities, FHLB stock and interest-bearing deposits with other financial institutions increased $31,000 for the three months ended March 31, 2009 to $580,000 from $549,000 for the three months ended March 31, 2008. The increase was due to an increase in the average balance of the investment portfolio by $7.3 million to $51.5 million for the three months ended March 31, 2009, from $44.2 million for the same period in 2008, partially offset by a decrease in the overall yield on total investments by 43 basis points to 4.57% for the three months ended March 31, 2009 from 5.00% for the same period in 2008. The increase in the average balance in the investment portfolio was the direct result of our leveraging the balance sheet with an increase in the average balance of FHLB advances. The decrease in overall yield on the investment portfolio was due to the repricing of investment securities downward as a result of the lower interest rate environment during the first quarter of 2009. In addition, the FHLB stock, owned by Monadnock Bancorp, Inc. was considered a noninterest earning asset for the first quarter of 2009 due to the FHLB suspending the dividend for the first quarter of 2009. Due to the low interest rate environment, investment yields would have been impacted negatively if the FHLB had declared and paid a dividend in the first quarter of 2009. Also, we began selling higher coupon investment securities in the first quarter of 2009 to mitigate prepayment risk and amortization risk which would have a negative impact on earnings. The securities that were sold were replaced with lower coupon investments which reduced the overall yield on investment securities during the first quarter of 2009 and may compress the interest rate spread and net interest margin and may have a negative impact on earnings in the future.

Interest Expense. Total interest expense decreased by $101,000, or 10.8%, to $836,000 for the three months ended March 31, 2009 from $937,000 for the three months ended March 31, 2008. The decrease of $101,000 was due to a decrease in the average overall cost of interest-bearing liabilities by 88 basis points to 3.03% for the three months ended March 31, 2009 from 3.91% for the same period in 2008, partially offset by an increase in the average balance of interest-bearing liabilities of $15.4 million to $111.9 million for the three months ended March 31, 2009 from $96.5 million for the same period in 2008. Interest expense on deposits decreased $163,000 to $390,000 for the three months ended March 31, 2009 from $553,000 for the same period in 2008. The decrease in interest expense was primarily due to a decrease in interest expense on time certificates of $159,000 to $289,000 for the three months ended March 31, 2009 from $448,000 for the same period in 2008. Interest expense on time certificates decreased due to a decrease in the average cost of time certificates by 118 basis points to 3.35% for the three months ended March 31, 2009 from 4.53% for the same period in 2008, coupled with a $4.8 million decrease in the average balance of time certificates to $35.0 million for the three months ended March 31, 2009 from $39.8 million for the same period in 2008. The decrease in the cost on time certificates was the direct result of maturing time certificates repricing generally at lower rates since the first quarter of 2008 due to the lower interest rate environment. The decrease in the average balance of time certificates was due to customers transferring these deposits to other Bank deposit products as well as interest rate sensitive customers withdrawing their deposits due to competitive rates being offered elsewhere. Interest expense on NOW, savings and money market deposit accounts decreased $4,000 due to a decrease in the overall cost on NOW, savings and money market deposits of 53 basis points to 1.65% for the quarter ended March 31, 2009 from 2.18% for the same period of 2008, partially offset by an increase in the average balance of NOW, savings and money market deposits of $5.2 million to $24.5 million for the quarter ended March 31, 2009 from $19.3 million for the same period in 2008.

Interest expense on FHLB advances increased $63,000 to $447,000 for the three months ended March 31, 2009 from $384,000 for the three months ended March 31, 2008. The increase was due to an increase in the average balance of FHLB advances of $15.1 million to $52.4 million for the three months ended March 31, 2009 from $37.3 million for the same period in 2008, partially offset by a decrease in the borrowing cost by 68 basis points to 3.46% for the three months ended March 31, 2009 from 4.14% for the same period in 2008. We used the additional funding from the average balance increase of FHLB advances to increase the average balance of our investment securities portfolio. The decrease in borrowing cost was primarily due to the lower interest rate environment which allowed us to refinance matured borrowings at lower costs while funding new borrowings at lower costs than was available in the first quarter of 2008.

Allowance for Loan Losses. We recorded a provision for loan losses of $44,000 for the three months ended March 31, 2009 compared with $60,000 for the three months ended March 31, 2008. The provision for the first quarter of 2009 was primarily due to an increase in the provision related to residential real estate loans for economic factors due to an increase in the level of unemployment rates in the Bank’s primary market areas as well as weakness identified in a residential land loan. The provision for the three months ended March 31, 2008 was primarily due to net charge-offs of $88,000 for the three months ended March 31, 2008 as compared with $9,000 for the three months ended March 31, 2009. The allowance for loan losses as a percent of total loans was 0.64% at March 31, 2009 compared with 0.56% at March 31, 2008. The mix of the loan portfolio continues to be weighted in one- to four-family residential and home equity loans which accounted for 52.0% and 57.7% of total loans at March 31, 2009 and 2008, respectively. These loans generally have a lower credit risk allocation and the portfolio has reduced levels of criticized and classified loans. Our methodology for analyzing the allowance for loan losses consists of specific and general components. The specific components relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience and quantitative and qualitative factors unique to the Bank for consumer, residential and commercial loans. The allowance for loan losses as of March 31, 2009 was maintained at a level that represents management's best estimate of losses inherent in the loan portfolio. Although we believe that we have established the allowance for loan losses at levels to absorb probable and estimable losses, future additions or deductions may be necessary if economic or other conditions in the future differ from the current environment.

Total Noninterest Income. Noninterest income increased $16,000, or 9.94%, to $177,000 for the three months ended March 31, 2009 from $161,000 for the three months ended March 31, 2008. The increase was primarily attributable to net gain on sales of available-for-sale securities of $106,000 for the three months ended March 31, 2009 compared with $84,000 for the three months ended March 31, 2008. In addition, the Bank began originating and selling 30 year fixed rate mortgages during the first quarter of 2009, of which income totaled $4,000 for the quarter ended March 31, 2009.

Total Noninterest Expense. Noninterest expense increased $102,000, or 14.0% to $829,000 for the three months ended March 31, 2009 compared with $727,000 for the three months ended March 31, 2008. Salaries and employee benefits expense increased $15,000 from $364,000, or 50.1%, of total noninterest expense for the three months ended March 31, 2008 to $379,000, or 45.7%, of total noninterest expense for the three months ended March 31, 2009. This increase in salaries and employee benefits expense resulted from normal salary increases and increased health care costs. Other increases in noninterest expense related primarily to a $49,000 increase in other real estate owned and collection expense, a $29,000 increase in professional fees and a $12,000 increase in FDIC insurance premiums. The increase in other real estate owned and collection expense was related to the cost associated with having four properties in other real estate owned as of March 31, 2009. The increase in professional fees was due to additional legal costs associated with our participation in the U.S. Treasury’s Capital Purchase Program (“CPP”) as well as additional costs with preparing to become compliant with the requirements of the Sarbanes-Oxley Act for the year ended December 31, 2009. In addition, the increase in FDIC insurance premiums was the result of the FDIC increasing insurance premiums by an additional 7 basis points in the first quarter of 2009. In addition, the cost of FDIC insurance premiums is expected to increase with the additional assessments that have been approved related to the level of FHLB advances as a percentage of domestic deposits as well as a proposed special assessment for the second quarter of 2009 which will have a negative impact on earnings.

Income Tax Expense. Income tax expense increased $17,000, or 81.0%, to $38,000 for the first quarter of 2009 from $21,000 for the first quarter of 2008. The effective tax rate was 43.0% for the first quarter of 2009 compared to 48.0% for the first quarter of 2008.

Risk Elements

Total nonperforming assets increased $103,000 to $1.1 million or 0.90% of total assets at March 31, 2009 compared with $1.0 million or 0.81% of total assets at December 31, 2008.

	March 31, 2009	December 31, 2008
($ in Thousands)

Loans 90 days or more past due and still accruing	$ 0	$ 0

Total nonperforming loans	$ 178	$ 509

Other real estate owned	$ 955	$ 521

Total nonperforming loans and nonperforming assets	$ 1,133	$ 1,030

Nonperforming loans as a percent of total loans	0.25%	0.72%

Nonperforming assets as a percent of total assets	0.90%	0.81%

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products such as residential, commercial and consumer loans. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At March 31, 2009, the total approved loan commitments unfunded amounted to $7.1 million, which includes the unadvanced portion of loans of $7.0 million. Certificates of deposit and advances from the FHLB of Boston scheduled to mature in one year or less at March 31, 2009, totaled $26.5 million and $10.5 million, respectively. Based on historical experience, we believe that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

During 2008, the Bank took certain actions to improve our contingency liquidity in the event additional liquidity was needed. We secured a repurchase line of credit with a brokerage firm for $5.0 million. We secured a liquidity line with a correspondent bank for $1.0 million. At March 31, 2009, we had collateral at the FHLB of Boston and Federal Reserve Bank of Boston available to support an additional $1.9 million in additional advances from the FHLB of Boston and $6.4 million in discount window borrowings from the Federal Reserve Bank.

Stockholders’ Equity

Our stockholders’ equity increased $402,000 to $11.3 million at March 31, 2009 from $10.9 million at December 31, 2008. The increase in stockholders’ equity was primarily attributable to an increase in accumulated other comprehensive income of $355,000 and net income of $50,000 for the quarter ended March 31, 2009. Our equity to total assets was 8.92% at March 31, 2009 compared with 8.52% at December 31, 2008.

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of March 31, 2009, the most recent notification from the OTS categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the subsidiary bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6% and 5%, respectively. The Bank’s regulatory capital ratios at March 31, 2009 were as follows: total risk-based capital 16.85%, Tier I risk based 16.16% and Tier I leverage (core capital) 8.35%. There have been no conditions or events since that notification that management believes would cause a change in the Bank’s categorization.

Impact of Inflation

The financial statements presented in this 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	Using FHLB advances and pricing on fixed-term non-core deposits to align maturities and repricing terms,

•	Purchasing adjustable rate securities,

•	Originating and purchasing adjustable rate loans,

•	Originating and purchasing a reasonable volume of fixed rate mortgages

•	Originating and selling current production of 30-year fixed rate mortgages, and

•	Managing our deposits to establish stable deposit relationships.

At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset/liability management committee may determine to increase our interest rate risk position somewhat in order to maintain our net interest margin.

The asset/liability management committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and market value of portfolio equity that are authorized by the board of directors of the Bank.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to the Company because we are a smaller reporting company.

ITEM 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. At March 31, 2009, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition, results of operations, or cash flows.

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

Monadnock Bancorp, Inc.

Date: May 7, 2009	/s/ William M. Pierce, Jr.
William M. Pierce, Jr. President and Chief Executive Officer

Date: May 7, 2009	/s/ Karl F. Betz
Karl F. Betz Senior Vice President and Chief Financial Officer